Form 10-Q
period 1995-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1995-06-14
CIK 930454

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

     Quarterly Period Ended April 30, 1995

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE

     Transition period from ___________ to ___________

     Commission file number: 0-24856


UST PRIVATE EQUITY INVESTORS FUND, INC.
______________________________________________________________________________
      (Exact Name of Registrant as Specified in its Charter)



Maryland                           13-3786385
______________________________________________________________________________
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)


114 West 47th Street
New York, New York                 10036-1332
______________________________________________________________________________
(Address of Principal              (Zip Code)
  Executive Offices)

Registrant's Telephone Number, Including Area Code:  (212) 852-1000


Not applicable
______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No __


                               INDEX

              UST PRIVATE EQUITY INVESTORS FUND, INC.



PART I    FINANCIAL INFORMATION
_______________________________


Item 1.   Financial Statements (Unaudited).

          Statement of Assets and Liabilities as of April 30, 1995 (Unaudited).

          Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II   OTHER INFORMATION
___________________________

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities.

Item 3.   Defaults upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.


                  PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited).

              UST PRIVATE EQUITY INVESTORS FUND, INC.
                STATEMENT OF ASSETS AND LIABILITIES
                          APRIL 30, 1995
                            (unaudited)



Assets:
      Cash.....................................................   $1,000
      Deferred organizational and initial offering expenses.... $313,547

           Total Assets........................................ $314,547


Liabilities:
      Accrued organizational expenses and
         initial offering costs................................ $313,547

      Net Assets consist of:
      Common Stock, $0.01 par value; authorized
           100,000 shares; issued and
           outstanding 1 share.................................  $1,000

      Net Asset Value Per Share................................  $1,000
                                                                 ______
___________________
Notes to Financial Statements (Unaudited):

(1) The Company was incorporated in the State of Maryland on September 16, 1994 and has had no operations to date other than matters relating to its organization and registration under the Securities Act of 1933, as amended, as a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, and the sale and issuance of 1 share of its common stock to David I. Fann and the offering of its shares to the public.

(2) Costs incurred by the Company in connection with its organization, estimated at $25,000, will be amortized on a straight-line basis over a five year period beginning at the commencement of operations of the Company. Costs incurred by the Company in connection with the initial registration of the Shares, estimated at $288,547 will be charged against the proceeds of the offering. Approximately $247,964 of these costs have been paid by United States Trust Company of New York and will be reimbursed to it.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

On September 16, 1994, David I. Fann, the Company's President, purchased 1 share of the Company's common stock (the "Shares") for $1,000. The Company began the initial public offering of its Shares on December 16, 1994. As of April 30, 1995, the Company has not accepted subscriptions. Subscriptions have been deposited in an interest-bearing bank escrow account with United States Trust Company of New York ("U.S. Trust") pending the first closing which will be held on or about the fifth business day after the receipt by U.S. Trust of subscription funds representing 25,000 Shares or $25,000,000. If subscription funds representing 25,000 Shares or $25,000,000 are not received by August 31, 1995, the offering will terminate and all proceeds from the offering will be refunded to investors together with any interest earned thereon and without any deductions. The Company will begin investment operations after the first closing.

                    PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          _________________

          The Company is not party to any material pending legal proceedings.


Item 2.   Changes in Securities.
          _____________________

          Not applicable.


Item 3.   Defaults Upon Senior Securities.
          _______________________________

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ___________________________________________________

          No matter was submitted to a vote of security-holders during the quarter covered by this report.


Item 5.   Other Information.
          _________________

          None.


Item 6.   Exhibits and Reports on Form 8-K.
          ________________________________

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    UST PRIVATE EQUITY INVESTORS FUND, INC.




                    _____________________________________________
                   By:  David I. Fann, President
                         (Principal Executive Officer)



                    ______________________________________________
                    By:  Lisa A. Cummings, Chief Financial Officer
                           and Treasurer
                         (Principal Financial and Accounting Officer)





Date:  June 14, 1995