Form 10-Q/A
period 1995-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1995-06-23
CIK 930454

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

      Quarterly Period Ended April 30, 1995

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE

      Transition period from ___________ to ___________

      Commission file number: 0-24856

This Amendment to the Registrant's Form 10-Q which was filed with the Securities and Exchange Commission on June 14, 1995 is being filed solely to include the Financial Data Schedule pursuant to Rule 401 of Regulation S-T.


UST PRIVATE EQUITY INVESTORS FUND, INC.
___________________________________________________________________________
         (Exact Name of Registrant as Specified in its Charter)



Maryland                               13-3786385
___________________________________________________________________________
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)


114 West 47th Street
New York, New York                       10036-1332
______________________________________________________________________________
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 852-1000


Not applicable
______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ___



                                  INDEX

                 UST PRIVATE EQUITY INVESTORS FUND, INC.



PART I     FINANCIAL INFORMATION
__________________________________


Item 1.    Financial Statements (Unaudited).

           Statement of Assets and Liabilities as of April 30, 1995
           (Unaudited).

           Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II    OTHER INFORMATION
_____________________________


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

Item 6.    Exhibits and Reports on Form 8-K.



                     PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited).

                 UST PRIVATE EQUITY INVESTORS FUND, INC.
                   STATEMENT OF ASSETS AND LIABILITIES
                             APRIL 30, 1995
                               (unaudited)



Assets:
      Cash.......................................................   $1,000
      Deferred organizational and initial offering expenses...... $313,547

            Total Assets......................................... $314,547

Liabilities:
      Accrued organizational expenses and
         initial offering costs.................................. $313,547

      Net Assets consist of:
      Common Stock, $0.01 par value; authorized
            100,000 shares; issued and
            outstanding 1 share..................................  $1,000
                                                                    _____

      Net Asset Value Per Share................................... $1,000
                                                                    _____
______________
Notes to Financial Statements (Unaudited):

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

Item 5.    Other Information.
           _________________

           None.

Item 6.    Exhibits and Reports on Form 8-K.
           ________________________________

           (a)   Exhibits.

                 Financial Data Schedule pursuant to Rule 902(g) of Regulation S-T.

           (b)   Reports on Form 8-K.

                 None.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      UST PRIVATE EQUITY INVESTORS FUND, INC.



                        /s/ David I. Fann
                      By:   David I. Fann, President
                            (Principal Executive Officer)


                        /s/ Lisa A. Cummings
                      By:   Lisa A. Cummings, Chief Financial Officer
                              and Treasurer
                            (Principal Financial and Accounting Officer)





Date:  June 23, 1995