Form 10-Q
period 1995-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1995-09-14
CIK 930454

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

      Quarterly Period Ended July 31, 1995

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE

      Transition period from ___________ to ___________

      Commission file number: 0-24856

UST PRIVATE EQUITY INVESTORS FUND, INC.
___________________________________________________________________________
         (Exact Name of Registrant as Specified in its Charter)



Maryland                                13-3786385
___________________________________________________________________________
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)


114 West 47th Street
New York, New York                      10036-1332
___________________________________________________________________________
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 852-1000


Not applicable
___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


                                  INDEX

                 UST PRIVATE EQUITY INVESTORS FUND, INC.


PART I     FINANCIAL INFORMATION
________________________________


Item 1.    Financial Statements (Unaudited).

           Statement of Assets and Liabilities as of July 31, 1995
           (Unaudited).

           Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II    OTHER INFORMATION
____________________________


Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.


                     PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited).
           _________________________________

                 UST PRIVATE EQUITY INVESTORS FUND, INC.
                   STATEMENT OF ASSETS AND LIABILITIES
                              JULY 31, 1995
                               (unaudited)



Assets:
      Cash.............................................   28,129,000
      Deferred organizational and initial offering
      expenses and other assets........................     $462,809
                                                          __________
            Total Assets...............................  $28,591,809

Liabilities:
      Accrued organizational expenses and initial
         offering costs and other accrued liabilities..     $462,809
                                                           _________
      Net Assets consist of:
      Common Stock, $0.01 par value; authorized
            100,000 shares; issued and
            outstanding 28,129 shares..................  $28,129,000
                                                          ==========
      Net Asset Value Per Share........................       $1,000
                                                               =====
______________
Notes to Financial Statements (Unaudited):

(1) The Company was incorporated in the State of Maryland on September 16, 1994 and is registered under the Securities Act of 1933, as amended, as a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended. The Company held its first closing of its shares on July 31, 1995 at which a total of 28,128 shares representing $28,128,000 were accepted.

(2) Costs incurred by the Company in connection with its organization, estimated at $25,000, will be amortized on a straight-line basis over a five year period beginning at the commencement of operations of the Company. Costs incurred by the Company in connection with the initial registration of the Shares, estimated at $362,609 will be charged against the proceeds of the offering. Approximately $341,159 of these costs have been paid by United States Trust Company of New York and will be reimbursed to it.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           _______________________________________________________________

On September 16, 1994, David I. Fann, the Company's President, purchased 1 share of the Company's common stock (the "Shares") for $1,000. The Company began the initial public offering of its Shares on December 16, 1994.

The Company held the first closing of the its shares (the "Shares") on July 31, 1995. A total of 28,128 Shares representing $28,128,000 (3,128 Shares or $3,128,000 in excess of the minimum required for the Company to have a first closing) were accepted.

The Company's Prospectus contemplates that the final closing with respect to the Shares must be held not later than August 31, 1995. At a meeting held on July 6, 1995, the Company's Board of Directors (the "Board") approved the extension of the offering period within which a final closing may be held from August 31, 1995 to October 31, 1995 (the "Termination Date"). To reflect this extension of the offering period the Company filed with the Securities and Exchange Commission a Supplement dated August 28, 1995 to its Prospectus dated December 16, 1994.


                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

           The Company is not party to any material pending legal proceedings.

Item 2.    Changes in Securities.

           Not applicable.

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of security-holders during the quarter covered by this report.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

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





Date:  September 14, 1995