Form 10-K
period 1995-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1996-01-29
CIK 930454

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

          {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended October 31, 1995

               OR

          { }  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT

               For the transition period from       to

                    Commission file number 0-24856

                   UST PRIVATE EQUITY INVESTORS FUND, INC.
           (Exact name of registrant as specified in its charter)

Maryland                                          13-3786385
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

114 West 47th Street
New York, New York                                10036-1332
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(212) 852-1000

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class    Name of exchange on which registered

                  None                            None

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. [X]

The number of shares outstanding of the registrant's common stock as of October 31, 1995 was 40,463 shares. No active market for the shares of the registrant exists; therefore, the market value of such shares cannot be determined.


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated
December 16, 1994, as supplemented by supplements thereto dated
August 28, 1995 and October 31, 1995, are incorporated by reference in Part I, Part II and Part III hereof.

                                  PART I

Item 1.        Business

Formation

UST Private Equity Investors Fund, Inc. (the "Company" or the "Registrant") is a Maryland corporation organized on September 16, 1994. The Fund is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940 and has registered its shares under the Securities Act of 1933. The Company's investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

United States Trust Company of New York (the "Managing Investment Adviser" or "U.S. Trust") provides investment management services to the Company pursuant to a management agreement dated December 9, 1994, as amended (the "Management Agreement"), between the Managing Investment Adviser and the Company. The Managing Investment Adviser is a subsidiary of U.S. Trust Corporation.
All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

Pursuant to a Registration Statement on Form N-2 (File No. 33-84290) which was declared effective on December 16, 1994, the Company publicly offered up to 50,000 shares of common stock (the "Shares") at $1,000 per Share. The Company held its initial and final closings on July 31, 1995, and October 31, 1995, respectively. The Company sold a total of 40,463 Shares in the public offering for gross proceeds totaling $40,463,000 (after taking into account the 1 Share purchased for $1,000 on September 16, 1994, by David I. Fann, the Company's President). Shares of the Company were made available through U.S. Trust Company of California, N.A. (the "Selling Agent") to clients of U.S. Trust and its affiliates who meet the Company's investor suitability standards.

In connection with the public offering of its Shares, the Managing Investment Adviser paid to the Selling Agent a commission totaling $10,000. The Company incurred offering and organizational costs associated with the public offering totaling $374,891. Net proceeds to the Company from the public offering, after offering and organizational costs, totaled $40,117,109.

The Company's articles of incorporation provide that the duration of the Company will be ten years from the final closing of the sale of the Shares, subject to the rights of the Managing Investment Adviser and the investors to extend the term of the Company. Additional characteristics of the Company's business are discussed in the "Company", "Risk Factors" and "Investment Objective and Policies" sections of the Prospectus, which sections are incorporated herein by reference.


Portfolio Investments

The Company commenced investment operations on August 1, 1995 and during the year ended October 31, 1995 ("fiscal 1995"), the Company was invested only in temporary investments in accordance with the terms and conditions outlined in the Prospectus. At October 31, 1995, the Company's investment portfolio consisted of marketable securities with an aggregate cost of $29,563,366 and a fair value of $29,556,406.

A description of the Company's investments as of October 31, 1995 is set forth in Item 8.


Competition

The Company encounters competition from other entities and individuals having similar investment objectives. Primary competition for desirable investments comes from investment partnerships, venture capital affiliates of large industrial and financial companies, investment companies and wealthy individuals. Some of the competing entities and individuals have investment managers or advisers with greater experience, resources and managerial capabilities than the Company and may therefore be in a stronger position than the Company to obtain access to attractive investments. To the extent that the Company can compete for such investments, it may not be able to do so on terms as favorable as those obtained by larger, more established investors.


Employees

At October 31, 1995, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

Item 2.        Properties.

The Company does not own or lease physical properties.


Item 3.        Legal Proceedings.

The Company is not party to any material pending legal proceedings.


Item 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

(Page>
                                  PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters.

The Company has 100,000 Shares authorized, of which 40,463 Shares were issued and outstanding on October 31, 1995. On October 31, 1995, the Company declared a dividend payable to shareholders of record on October 27, 1995 in the amount of $11.84 per share.

There is no established public trading market for the Company's
Shares.


Item 6.        Selected Financial Data.

All selected financial data for the year ended October 31, 1995 may be found in the financial statements. See Item 8.


Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Liquidity and Capital Resources

During fiscal 1995, the Company focused on raising capital. The Company began the initial public offering of its Shares on December 16, 1994. At the end of July 1995, the Company held the first closing on its Shares, representing over $28.0 million. An extension of the offering period for the Shares was approved and at the end of October 1995, the Company held its second and final closing for an additional $12.4 million. The Company sold a total of 40,463 Shares at $1,000 per Share in the public offering (after taking into account the 1 Share purchased for $1,000 on September 16, 1994, by David I. Fann, the Company's President). Gross proceeds received by the Company for the sale of its Shares during 1995 totaled $40,463,000 and net proceeds after the payment of offering and organizational expenses totaled $40,117,109. With a total capitalization of $40,463,000, the Company expects to have access to a greater number of investment opportunities.

At October 31, 1995, the Company held $10,977,421 in cash and $29,556,406 in investments. Funds needed to cover future operating expenses and portfolio investments will be obtained from the Company's existing cash reserves, from interest income and from proceeds received from the sale of current investments.

Results of Operations

The Company commenced investment operations on August 1, 1995, subsequent to the first closing of its Shares. During the period from August 1, 1995 to October 31, 1995, the Company was invested in temporary investments in accordance with the terms and conditions outlined in its Prospectus.

During fiscal 1995, the managers of the Company worked to develop the Company's presence in the private equity markets with respect to investment opportunities in (1) other venture capital and leveraged buyout funds; (2) later-stage venture capital situations; and (3) middle-market buyouts. The Company reviewed over 167 investment opportunities in fiscal 1995. Of those opportunities evaluated, 10 were selected for serious consideration.


Investment Income and Expenses

For fiscal 1995, the Company had net investment income of $374,371, attributable to interest on the Company's portfolio of investments, and total operating expenses of $176,351. Operating expenses in the amount of $140,226 were reimbursed by the Managing Investment Adviser, resulting in net operating expenses of $36,125. The net operating expenses of $36,125 represent the management fee pursuant to the Management Agreement.


Net Assets

The Company completed the public offering of its Shares in two separate closings in July and October 1995. The Company sold a total of 40,463 Shares at a cost of $1,000 per Share, resulting in gross proceeds raised in the offering of $40,463,000 (after taking into account the 1 Share purchased for $1,000 on September 16, 1994, by David I. Fann, the Company's President).

For fiscal 1995, the Company had a net increase in net assets resulting from operations of $367,411 ($12.69 per Share), comprised of net investment income totaling $374,371 ($12.86 per Share) and net unrealized depreciation of $6,960 ($0.17 per Share). Net assets were reduced by offering costs of $344,891 ($8.53 per Share) and distributions to shareholders of $333,081 ($11.84 per Share).

Item 8.        Financial Statements and Supplementary Data.

                  UST PRIVATE EQUITY INVESTORS FUND, INC.

                                   INDEX

Portfolio of Investments as of October 31, 1995

Statement of Assets and Liabilities as of October 31, 1995

Statement of Operations for the period ended October 31, 1995

Statement of Changes in Net Assets for the period ended
October 31, 1995

Financial Highlights -- Selected Per Share Data and Ratios

Notes to Financial Statements

Independent Auditors' Report

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

UST PRIVATE EQUITY INVESTORS FUND, INC.
PORTFOLIO OF INVESTMENTS OCTOBER 31, 1995

     PRINCIPAL                                                                 COUPON      MATURITY         VALUE
   AMOUNT/SHARES                                                                RATE         DATE          (NOTE 1)
   -------------                                                               ------      --------        -------

    COMMERCIAL PAPER  --  23.41%
    $ 1,000,000    AIG Funding Corp. .....................................      5.72 %      11/3/95      $   999,682
      1,400,000    American General Finance Corp. ........................      5.70       11/10/95        1,400,000
      1,400,000    Chevron Corp. .........................................      5.65        12/8/95        1,400,000
      1,400,000    Ford Motor Credit Corp. ...............................      5.70         1/2/96        1,400,000
      1,400,000    G.E. Capital Corp. ....................................      5.69       12/18/95        1,400,000
      1,400,000    G.E. Capital Corp. ....................................      5.66       12/19/95        1,400,000
      1,400,000    Toys 'R' Us Corp. .....................................      5.71        11/3/95        1,399,556
                                                                                                         -----------
                   TOTAL COMMERCIAL PAPER
                     (Cost $9,399,238)....................................                                 9,399,238
                                                                                                         -----------
    CERTIFICATES OF DEPOSIT  --  17.43%
      1,400,000    Bank of Hawaii.........................................      5.69        11/1/95        1,400,000
      1,400,000    Bank of Scotland.......................................      5.75        11/1/95        1,400,000
      1,400,000    Dresdner Bank..........................................      5.66        11/1/95        1,400,000
      1,400,000    Fifth Third Bank.......................................      5.70        11/1/95        1,400,000
      1,400,000    Hypo Bank..............................................      5.69        11/1/95        1,400,000
                                                                                                         -----------
                   TOTAL CERTIFICATES OF DEPOSIT
                     (Cost $7,000,000)....................................                                 7,000,000
                                                                                                         -----------

    CORPORATE BONDS  --  12.22%
        500,000    American Express Credit Corp. .........................      9.45        2/15/96          504,880
        500,000    American Express Credit Corp. .........................      7.00         3/4/96          502,300
      1,250,000    J.P. Morgan & Co., Inc. ...............................      8.00        1/24/97        1,280,875
        400,000    Merck & Co., Inc. .....................................      7.75         5/1/96          403,124
      1,200,000    Mountain States Telephone & Telegraph Company..........      7.63        5/15/96        1,204,500
      1,000,000    Whirlpool, Inc. .......................................      8.49        3/15/96        1,009,800
                                                                                                         -----------
                   TOTAL CORPORATE BONDS
                     (Cost $4,911,768)....................................                                 4,905,479
                                                                                                         -----------
    U.S. GOVERNMENT & AGENCY OBLIGATION  --  2.48%
      1,000,000    Student Loan Marketing Association'D' <F2>
                     (Cost $994,561)......................................      4.00         3/1/96          993,890
                                                                                                         -----------
    BANK NOTES  --  2.47%
      1,000,000    Bank of Tokyo (Cost $992,428)..........................      5.80       12/18/95          992,428
                                                                                                         -----------
    OTHER SHORT-TERM INVESTMENTS  --  6.52%
      1,350,609    Dreyfus Treasury Cash Management Fund...........................................        1,350,609
      1,268,762    Fidelity Cash Portfolio, U.S. Treasury II.......................................        1,268,762
                                                                                                         -----------
                   TOTAL OTHER SHORT-TERM INVESTMENTS
                     (Cost $2,619,371).............................................................        2,619,371
                                                                                                         -----------
    REPURCHASE AGREEMENT  --  9.08%
      3,646,000    Dillon Read & Co., Inc., 5.90%, dated 10/31/95,
                     due 11/1/95, to be repurchased at $3,646,598,
                     collateralized by $3,711,237 U.S. Treasury Notes,
                     5.125%, due 6/30/98, valued at $3,646,290
                     (Cost $3,646,000).............................................................        3,646,000

                                                                                                         -----------
   TOTAL INVESTMENTS
     (Cost $29,563,366* <F1>)........................................................         73.61%      29,556,406
   OTHER ASSETS & LIABILITIES (NET)..................................................         26.39       10,596,033
                                                                                             ------      -----------
   NET ASSETS........................................................................        100.00%     $40,152,439
                                                                                             ------      -----------
                                                                                             ------      -----------

<F1>  *   Aggregate cost for Federal tax and book purposes.</F1>
<F2> `D'  Floating rate security  --  rate disclosed is as of
          October 31, 1995.</F2>

                       See Notes to Financial Statements

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF ASSETS AND LIABILITIES


                                                                                                  OCTOBER 31,
                                                                                                     1995
                                                                                                  -----------
ASSETS:
  Investments, at value (Cost $29,563,366) (Note 1)..........................................     $29,556,406
  Cash.......................................................................................      10,977,421
  Interest receivable........................................................................         332,614
  Receivable from Managing Investment Adviser (Note 2).......................................         104,101
  Prepaid expenses...........................................................................          37,133
  Unamortized organization costs (Note 4)....................................................          28,489
                                                                                                  -----------
    TOTAL ASSETS.............................................................................      41,036,164
LIABILITIES:
  Payable for dividends declared.............................................................         333,081
  Payable for offering and organization costs................................................         407,748
  Directors fees payable.....................................................................          30,000
  Administration fees payable (Note 2).......................................................           7,541
  Accrued expenses and other payables........................................................         105,355
                                                                                                  -----------
    TOTAL LIABILITIES........................................................................         883,725
                                                                                                  -----------
NET ASSETS...................................................................................     $40,152,439
                                                                                                  -----------
                                                                                                  -----------
NET ASSETS consist of:
  Accumulated undistributed net investment income............................................     $    42,802
  Net unrealized depreciation on investments.................................................          (6,960)
  Par value..................................................................................             405
  Paid in capital in excess of par value.....................................................      40,116,192

                                                                                                  -----------
TOTAL NET ASSETS.............................................................................     $40,152,439
                                                                                                  -----------
                                                                                                  -----------
Shares of Common Stock Outstanding ($0.01 par value, 100,000 authorized).....................          40,463
NET ASSET VALUE PER SHARE....................................................................         $992.32
                                                                                                      -------
                                                                                                      -------

                       See Notes to Financial Statements

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF OPERATIONS

                                                                                                   AUGUST 1,
                                                                                                   1995* <F3>
                                                                                                      TO
                                                                                                   OCTOBER 31,
                                                                                                      1995
                                                                                                   -----------
INVESTMENT INCOME:
  Interest income.............................................................................      $ 410,496
                                                                                                   -----------
EXPENSES:
  Managing investment advisory fees (Note 2)..................................................         36,125
  Directors' fees and expenses (Note 2).......................................................         30,000
  Administration fees (Note 2)................................................................          7,541
  Shareholder servicing fees..................................................................          4,585
  Insurance expenses..........................................................................         38,065
  Audit and other professional service fees...................................................         27,500
  Legal fees..................................................................................         20,000
  Shareholder reports.........................................................................          7,500
  Custodial fees..............................................................................          3,523
  Organization expenses.......................................................................          1,512
                                                                                                   -----------
    TOTAL EXPENSES............................................................................        176,351
  Expenses reimbursed by Managing Investment Adviser (Note 2).................................       (140,226)
                                                                                                   -----------
    NET EXPENSES..............................................................................         36,125
                                                                                                   -----------
NET INVESTMENT INCOME.........................................................................        374,371
                                                                                                   -----------
NET CHANGE IN UNREALIZED DEPRECIATION ON INVESTMENTS (Note 1).................................         (6,960)
                                                                                                   -----------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS..........................................      $ 367,411
                                                                                                   ===========

<F3> * Commencement of operations </F3>

                       See Notes to Financial Statements

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF CHANGES IN NET ASSETS


                                                                                                   AUGUST 1,
                                                                                                   1995* <F3>
                                                                                                     TO
                                                                                                  OCTOBER 31,
                                                                                                     1995
                                                                                                  -----------
OPERATIONS:
  Net investment income......................................................................     $   374,371
  Net change in unrealized depreciation on investments.......................................          (6,960)
                                                                                                  -----------
    Net increase in net assets resulting from operations.....................................         367,411
                                                                                                  -----------

DISTRIBUTIONS TO SHAREHOLDERS:
  From net investment income.................................................................        (333,081)
                                                                                                  -----------
CAPITAL SHARE TRANSACTIONS:
  Subscriptions (40,462 shares)..............................................................      40,462,000
  Offering costs.............................................................................        (344,891)
                                                                                                  -----------
    Increase in net assets from capital share transactions...................................      40,117,109
                                                                                                  -----------
NET INCREASE IN NET ASSETS...................................................................      40,151,439

NET ASSETS:
  Beginning of period (1 share)..............................................................           1,000
                                                                                                  -----------
  End of period (including accumulated undistributed net investment income of $42,802.)......     $40,152,439
                                                                                                  ===========

<F3> * Commencement of operations </F3>

                       See Notes to Financial Statements

UST PRIVATE EQUITY INVESTORS FUND, INC.
FINANCIAL HIGHLIGHTS -- SELECTED PER SHARE DATA AND RATIOS

     For a fund share outstanding throughout the period.


                                                                                                      AUGUST 1,
                                                                                                      1995* <F3>
                                                                                                        TO
                                                                                                     OCTOBER 31,
                                                                                                        1995
                                                                                                     -----------

NET ASSET VALUE, BEGINNING OF PERIOD............................................................      $1,000.00
                                                                                                     -----------
OFFERING COSTS..................................................................................          (8.53)
                                                                                                     -----------

INCOME FROM INVESTMENT OPERATIONS
  Net Investment Income.........................................................................          12.86
  Net Realized and Unrealized Loss on Investments...............................................          (0.17)
                                                                                                     -----------
      Total From Investment Operations..........................................................          12.69
                                                                                                     -----------

DISTRIBUTIONS
  Net Investment Income.........................................................................         (11.84)
                                                                                                     -----------
NET ASSET VALUE, END OF PERIOD..................................................................      $  992.32
                                                                                                     -----------
                                                                                                     -----------
TOTAL NET ASSET VALUE RETURN`D' <F5>............................................................           0.39%
                                                                                                     ===========

RATIOS AND SUPPLEMENTAL DATA
  Net Assets, End of Period (Thousands).........................................................      $  40,152
  Ratio of Net Operating Expenses to Average Net Assets.........................................           0.50%** <F4>
  Ratio of Gross Operating Expenses to Average Net Assets`D'`D' <F6>............................           2.44%** <F4>
  Ratio of Net Investment Income to Average Net Assets..........................................           5.18%** <F4>
  Portfolio Turnover Rate.......................................................................              0%

<F3>  * Commencement of operations</F3>
<F4> ** Annualized</F4>
<F5>`D' Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period, and assumes dividends and distributions, if any, were reinvested. The Fund's shares were issued in a private placement and are not traded, therefore market value total investment return is not calculated. Total return for periods of less than one year are unannualized.</F5>
<F6>
 `D'`D' Expense ratio before waiver of fees and reimbursement of expenses by adviser.</F6>

                       See Notes to Financial Statements

                    UST PRIVATE EQUITY INVESTORS FUND, INC
                         NOTES TO FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     UST Private Equity Investors Fund, Inc. ('the Fund') was incorporated under the laws of the State of Maryland on September 16, 1994 and is registered under the Securities Act of 1933, as amended, as a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

     The following is a summary of the Fund's significant accounting policies.

     (A) PORTFOLIO VALUATION:

          The Fund values portfolio securities quarterly and at other such times as in the Board of Directors' view, as circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available are valued, pursuant to guidelines adopted by the Investment Adviser, under the supervision of the Board of Directors.

     (B) SECURITY TRANSACTIONS AND INVESTMENT INCOME:

          Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and, when appropriate, discounts on investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

     (C) REPURCHASE AGREEMENTS:

          The Fund enters into agreements to purchase securities and to resell them at a future date. It is the Fund's policy to take custody of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Fund from losses incurred in the event the counterparty does not repurchase the securities. If the seller defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Fund may be delayed or limited.

     (D) FEDERAL INCOME TAXES:

          It is the policy of the Fund to continue to qualify as a 'regulated investment company' under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforward, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with Federal income tax regulations which may differ from generally accepted accounting principles. These 'book/tax' differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification.

     The Fund had permanent book/tax differences primarily attributable to deferred organizational costs. To reflect reclassifications arising from permanent book/tax differences as of October 31, 1995, accumulated undistributed net investment income was credited and paid in capital was charged $1,512.

     At October 31, 1995 the tax basis of the Fund's investments for Federal income tax purposes amounted to $29,563,366. The net unrealized depreciation amounted to $6,960, which is comprised of gross unrealized appreciation of $537 and aggregate gross unrealized depreciation of $7,497.

2.   INVESTMENT ADVISORY FEE, ADMINISTRATION FEE, AND RELATED PARTY
     TRANSACTIONS

     Pursuant to an Investment Management Agreement ('Agreement'), United States Trust Company of New York ('U.S. Trust') serves as the Managing Investment Adviser to the Fund. Under the Agreement, for the services provided U.S. Trust is entitled to receive a fee, at the annual rate of 1.50% of the net assets of the Fund, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and equal to an annual rate of 0.50% of the net assets of the Fund, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds.

     In addition to the management fee, the Fund has agreed to pay U.S. Trust an incentive fee in an amount equal to 10% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year U.S. Trust will be required to repay the Fund all or a portion of the incentive fee previously paid.

     U.S. Trust has voluntarily agreed to waive or reimburse other operating expenses of the Fund, exclusive of management fees, to the extent they exceed 0.42% of the Fund's net assets, and U.S. Trust will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Fund's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments.

     Each Director of the Fund receives an annual fee of $9,000, plus a meeting fee of $1,500 for each meeting attended, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of U.S. Trust, or of any parent or subsidiary thereof, who serves as an officer, director or employee of the Fund receives any compensation from the Fund.

3.   PURCHASES AND SALES OF SECURITIES

     Purchases of securities, excluding short-term investments, for the Fund aggregated $1,280,913. There were no long-term sales.

4.   ORGANIZATION COSTS:

     The Fund has borne all costs in connection with the initial organization of the Fund. All such costs are being amortized on a straight-line basis over a period of five years from the date on which the Fund commenced operations.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
UST Private Equity Investors Fund, Inc.

We have audited the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc. including the portfolio of investments, as of October 31, 1995, and the related statements of operations and changes in net assets, and financial highlights for the period from August 1, 1995 (commencement of operations) to October 31, 1995. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 1995 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of UST Private Equity Investors Fund, Inc. at October 31, 1995, the results of its operations, the changes in its net assets, and the financial highlights for the period from August 1, 1995 to October 31, 1995 in conformity with generally accepted accounting principles.


                                                  /s/  ERNST & YOUNG LLP

New York, New York
November 22, 1995

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 1995.

                                               Served in Present
Name and Age              Position              Capacity Since
------------              --------             -----------------

David I. Fann [31]        President; Chief     September 16, 1994
                           Executive Officer

Douglas A. Lindgren [33]  Executive            July 6, 1995
                           Vice President

Lisa A. Cummings [32]     Treasurer;           Treasurer
                           Vice President       since
                                                September 16,
                                                1994; Vice
                                                President since
                                                July 6, 1995

Ronald A. Schwartz [47]   Secretary            September 16, 1994

Edith A. Cassidy* [42]    Director             September 16, 1994

Gene M. Bernstein [48]    Director             December 1, 1994

Stephen V. Murphy [50]    Director             December 1, 1994


*Indicates director who is an "interested person" of the Company within the meaning of the Investment Company Act of 1940.

Additional information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Management -- Directors, Officers and Investment Professionals" in the Prospectus as modified by the Supplement dated August 28, 1995.

Item 11.  Executive Compensation.

At October 31, 1995, the Company had no full-time employees. Pursuant to the Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company, For fiscal 1995, the Managing Investment Adviser reimbursed $140,226 to the Company, representing operating expenses (excluding its management fee of $36,125). Additional information with respect to the management fee payable to the Managing Investment Adviser is set forth in the "Management" section of the Prospectus, as modified by the supplement thereto dated October 31, 1995, which section is incorporated herein by reference.

The disinterested directors receive compensation of $9,000 on an annual basis and $1,500 for each Board of Directors' meeting attended plus reasonable expenses. For fiscal 1995, and for the period from September 16, 1994 (organization of the Company) to October 31, 1994, the disinterested directors of the Company each received compensation totaling $15,000.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Not applicable. As of October 31, 1995, no person or group is known by the Company to be the beneficial owner of more than 5% of the aggregate number of Shares held by all shareholders. David I. Fann, Chief Executive Officer of the Company, owns 22 Shares. The directors and officers of the Company as a group own 251 Shares.

The Company is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions.

The Company has engaged in no transactions with the executive officers or directors other than as described above, in the notes to the financial statements, or in the Prospectus.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1.   Financial Statements

          Portfolio of Investments as of October 31, 1995

          Statement of Assets and Liabilities as of October 31, 1995

          Statement of Operations for the period ended October 31, 1995

          Statement of Changes in Net Assets for the period ended
          October 31, 1995

          Financial Highlights -- Selected Per Share Data and Ratios

          Notes to Financial Statements

          Independent Auditors' Report

     2.   Exhibits

          (3)(a)  Articles of Incorporation of the Company (1)

          (3)(b)  Amended and Restated By-Laws of the Company (1)

          (10)(a) Management Agreement(1)

          (10)(b) Transfer Agency and Custody Agreement(1)

          (23)    Consent of Independent Auditors

          (27)    Financial Data Schedule

          (29) Prospectus of the Company dated December 16, 1994, filed with the Securities and Exchange Commission, as supplemented by supplements thereto dated August 28, 1995 and October 31, 1995(1)

(b) No reports on Form 8-K have been filed during the last quarter of the period for which this report is filed.

(1) Incorporated by reference to the Company's Form N-2, as amended, filed September 22, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     By /s/  David I. Fann
                             David I. Fann, President and
                               Chief Executive Officer


                     By /s/  Lisa A. Cummings
                             Lisa A. Cummings, Treasurer
                               and Vice President


                     By /s/  Edith A. Cassidy
                             Edith A. Cassidy, Director

                     By /s/  Gene M. Bernstein
                             Gene M. Bernstein, Director

                     By /s/  Stephen V. Murphy
                             Stephen V. Murphy, Director


Date:  January 29, 1996