Form 10-Q
period 1996-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1996-03-14
CIK 930454

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended January 31, 1996

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the Transition Period from ___________ to ___________

      Commission file number: 0-24856


                     UST PRIVATE EQUITY INVESTORS FUND, INC.
__________________________________________________________________________
         (Exact Name of Registrant as Specified in its Charter)



Maryland                               13-3786385
__________________________________________________________________________
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)


114 West 47th Street
New York, New York                       10036-1332
__________________________________________________________________________
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 852-1000

Not applicable
__________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _X_   No___

Indicate the number of shares outstanding of each of Registrant's classes of common stock as of the latest practicable date. 40,463 shares of common stock.

                                  INDEX

                 UST PRIVATE EQUITY INVESTORS FUND, INC.



PART I     FINANCIAL INFORMATION
---------------------------------

Item 1.    Financial Statements (Unaudited).

           Portfolio of Investments as of January 31, 1996 (Unaudited) and October 31, 1995.

           Statement of Assets and Liabilities as of January 31, 1996 (Unaudited) and October 31, 1995.

           Statement of Operations for the periods ended January 31, 1996 (Unaudited) and October 31, 1995.

           Statement of Changes in Net Assets for the periods ended January 31, 1996 (Unaudited) and October 31, 1995.

           Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II    OTHER INFORMATION
-----------------------------

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.

                     PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited).
           ---------------------------------

UST Private Equity Investors Fund, Inc.         Fiscal Year End:  October 31, 1995
Portfolio of Investments                          Quarter Ended:  January 31, 1996
----------------------------------------------------------------------------------


                                    January 31, 1996           October 31, 1995
                                    ----------------           ----------------
PORTFOLIO STRUCTURE
-------------------
PORTFOLIO COMPANIES             $   1,985,000     4.93%   $        --       --

PRIVATE FUNDS                         256,913     0.64%            --       --

SHORT-TERM INVESTMENTS:

  Commercial Paper                  9,527,550    23.65%        9,399,238   23.41%

  Certificates of Deposit                --       --           7,000,000   17.43%

  Corporate Bonds                  10,034,969    24.91%        4,905,479   12.22%

  U.S. Government & Agency
     Obligations                    9,634,347    23.92%          993,890    2.48%

  Bank Notes                        3,478,333     8.64%          992,428    2.47%

  Other Short-term Investments      3,675,768     9.13%        2,619,371    6.52%

  Repurchase Agreement              2,327,000     5.78%        3,646,000    9.08%
                                -------------   -------    -------------  -------


TOTAL INVESTMENTS                  40,919,880   101.59%       29,556,406   73.61%
OTHER ASSETS & LIABILITIES (NET)     (642,181)   -1.59%       10,596,033   26.39%
                                --------------  -------    -------------  -------
NET ASSETS                      $  40,277,699   100.00%   $   40,152,439  100.00%
                                ==============  =======    =============  =======

UST Private Equity Investors Fund, Inc.        Fiscal Year End:  October 31, 1995
Statement of Assets and Liabilities              Quarter Ended:  January 31, 1996
---------------------------------------------------------------------------------



ASSETS                                       January 31, 1996    October 31, 1995
-------------------------------------
Investment Securities, at Cost               $    40,905,209     $    29,563,366
                                               =============      ==============
Investment Securities, at Value (Note 1)          40,919,880          29,556,406

Cash                                                    --            10,977,421
Interest Receivable                                  450,208             332,614
Receivable from Managing Investment Adviser             --               104,101
Prepaid Assets                                        24,091              37,133
Unamortized Organization Costs                        21,118              28,489
                                               -------------      --------------
   TOTAL ASSETS                                   41,415,297          41,036,164
                                               -------------      --------------

LIABILITIES
-------------------------------------
Payable for Dividends Declared                          --               333,081
Payable for Investments Purchased                  1,010,990                --
Managing Investment Advisory Fees Payable             14,651                --
Administration Fees Payable                           15,082               7,541
Directors' Fees Payable                                7,541              30,000
Payable For Offering and Organization Costs             --               407,748
Accrued Expenses and Other Payables                   89,334             105,355
                                                ------------        ------------
     TOTAL LIABILITIES                             1,137,598             883,725
                                                ------------        ------------
NET ASSETS                                   $    40,277,699     $    40,152,439
                                                ============        ============

NET ASSETS CONSIST OF
------------------------------------
Accumulated Undistributed Net
   Investment Income                         $      147,073      $        42,802
Accumulated Net Realized Loss on Investments           (642)                --
Net Unrealized Appreciation/(Depreciation)
   on Investments                                    14,671               (6,960)
Par Value                                               405                  405
Paid In Capital in Excess of Par Value           40,116,192           40,116,192
                                               ------------        -------------
    TOTAL NET ASSETS                        $    40,277,699      $    40,152,439
                                               ============        =============
Shares of Common Stock Outstanding                   40,463               40,463
                                               ------------        -------------

NET ASSET VALUE PER SHARE                           $995.42              $992.32
                                                    =======              =======

UST Private Equity Investors Fund, Inc.       Fiscal Year End:  October 31, 1995
Statement of Operations                         Quarter Ended:  January 31, 1996
----------------------------------------------------------------------------------


                                           Quarter Ended  <F1>*August 1, 1995 to
INVESTMENT INCOME                         January 31, 1996     October 31, 1995
Interest Income                          $       572,454        $       410,496
                                          --------------         --------------
       TOTAL INCOME                              572,454                410,496
                                          --------------         --------------
EXPENSES

Management Investment Advisory Fees               70,429                 36,125
Administrative Fees                                7,541                  7,541
Shareholder Servicing Fees                         5,423                  4,585
Custodial Fees                                     1,013                  3,523
Legal Fees                                        12,426                 20,000
Audit and Other Professional Service Fees          6,913                 27,500
Directors' Fees and Expenses                       7,541                 30,000
Shareholder Reports                                3,628                  7,500
Organization Expenses                              1,512                  1,512
Insurance Expense                                 18,902                 38,065
Miscellaneous Expenses                               251                   --
                                          --------------         --------------
       TOTAL EXPENSES                            135,579                176,351

Expenses Reimbursed by
   Managing Investment Adviser                   (56,848)              (140,226)
                                          --------------         --------------
       NET EXPENSES                               78,731                 36,125
                                          --------------         --------------


NET INVESTMENT INCOME                    $       493,723        $       374,371
                                          ==============         ==============

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS

Net Realized Loss on Security
   Transactions                          $         (642)       $          --

Change in Unrealized
   Appreciation/(Depreciation)
   on Investments                                21,631                  (6,960)
                                          --------------         --------------
Net Realized and Unrealized
   Gain/(Loss) on Investments                    20,989                  (6,960)
                                          --------------         --------------
Net Increase in Net Assets
   Resulting from Operations            $       514,712         $       367,411
                                          ==============         ==============

<F1> * commencement of operations </F1>

UST Private Equity Investors Fund, Inc.        Fiscal Year End:  October 31, 1995
Statement of Changes in Net Assets               Quarter Ended:  January 31, 1996
----------------------------------------------------------------------------------


                                     Quarter Ended        <F1>*August 1, 1995 to
                                    January 31, 1996           October 31, 1995
OPERATIONS:
Net Investment Income              $       493,723             $       374,371
Net Realized Loss on Investments              (642)                      --
Change in Unrealized
  Appreciation/(Depreciation)
  on Investments                            21,631                      (6,960)
                                    --------------               --------------
Net Increase in Net Assets
   Resulting From Operations               514,712                     367,411


DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                (389,452)                   (333,081)


CAPITAL SHARE TRANSACTIONS:

Subscriptions                                  --                   40,462,000
Offering Costs                                 --                     (344,891)
                                     --------------             ---------------

Increase in Net Assets from Capital
  Share Transactions                           --                   40,117,109


NET INCREASE IN NET ASSETS                  125,260                 40,151,439


NET ASSETS:
  Beginning of Period                    40,152,439                      1,000
                                     --------------             ---------------
  End of Period (Including
    accumulated undistributed
    net investment income of
    $147,073 and $42,802)           $    40,277,699            $    40,152,439
                                     ==============              ==============

  <F1> * commencement of operations </F1>


             UST PRIVATE EQUITY INVESTORS FUND, INC.
                  NOTES TO FINANCIAL STATEMENTS


1.  Significant Accounting Policies

     UST Private Equity Investors Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on September 16, 1994 and is registered under the Securities Act of 1933, as amended, as a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

     The following is a summary of some of the Fund's significant accounting policies.

     (a) Portfolio valuation:

     The Company values portfolio securities quarterly and at other such times as in the Board of Directors' view, as circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available are valued, pursuant to guidelines adopted by the Managing Investment Adviser, under the supervision of the Board of Directors.

     (b) Federal income taxes:

          It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

2.  Purchases and Sales of Securities

     Purchases of securities, excluding short-term investments, for the Company aggregated $5,260,228. There were no long-term sales. As of quarter-end, the Company has committed to purchase an additional $5,758,087 in long-term securities of portfolio companies and private funds.

Reference is also made to the Company's October 31, 1995 annual report on Form 10-K as filed with the Securities and Exchange
Commission for the Notes to Financial Statements contained therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           ---------------------------------------------------------------

Results of Operations
----------------------

UST Private Equity Investors Fund, Inc. (the "Company") incurred net operating expenses totaling $78,731 for the three months ended January 31, 1996. The Company's net asset value per common share was $995.42 at January 31, 1996, down $4.58 per share from the initial offering price of $1,000.00 per share. This decrease is primarily the result of offering and organizational expenses incurred related to the Company's initial public offering which was completed on October 31, 1995 and charged against net asset value.


Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended January 31, 1996, the Company had a $20,989 net realized and unrealized gain from investments, comprised of $642 net realized loss on security transactions related to short-term investments and a $21,631 increase in net unrealized appreciation of short-term investments.

Investment Income and Expenses
-------------------------------

For the three months ended January 31, 1996, the Company had net investment income of $493,723, compared to net investment income of $374,371 for the period from August 1, 1995 to October 31, 1995. 1/<F2> The increase in net investment income for the three months ended January 31, 1996 was primarily the result of interest from portfolio investments. The increase in interest from portfolio investments was partially offset by an increase in operating expenses compared to the 1995 period.

---------------------

1/<F2>  Public offering period.</F2>

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the three months ended January 31, 1996, the Managing Investment Adviser earned $70,429 in management fees. For the same period, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $56,848 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
-----------

At January 31, 1996, the Company's net assets were $40,277,699, an increase of $125,260 from net assets of $40,152,439 at October 31, 1995. The net asset value per share of common stock was $995.42, up $3.10 from $992.32 per share at October 31, 1995. Net assets resulting from operations for the three months ended January 31, 1996 increased $514,712, which was comprised of $493,723 of net investment income and $20,989 net realized and unrealized gain from investments.

Liquidity and Capital Resources
--------------------------------

On October 31, 1995, the Company completed its public offering of common stock. From July 31, 1995 to October 31, 1995, the Company sold a total of 40,462 shares of common stock at $1,000 per share in the offering. In addition, the Company's President purchased 1 share of the Company's common stock during 1994 for $1,000 as part of the formation of the Company.
Gross proceeds received by the Company from the sale of its common stock during 1994 and 1995 totaled $40,463,000 and net proceeds to the Company from the public offering, after offering and organizational costs, totaled $40,117,109.

The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments and marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

On January 31, 1996, the Company held no cash and $38,677,967 in short-term investments, compared to $10,977,421 in cash and $29,556,406 in investments at October 31, 1995. These changes from October 31, 1995 were primarily the result of the Company's investment activities for the three months ended January 31, 1996. During the quarter, the Company invested

$1,985,000 in a combination of preferred and common stock of Rental Service Corporation (a private middle-market company engaged in the equipment rental business and based in the southern United States). During the quarter, the Company also committed to invest in three private funds:
Brentwood Associates Buyout Fund II, L.P. (a Los Angeles-based private equity investment firm) in the amount of $2,000,000; Bruckmann, Rosser & Sherrill & Co., L.P. (a New York-based buyout fund) in the amount of $2,000,000; and Morgenthaler Venture Partners IV (a Cleveland-based venture capital/buyout firm) in the amount of $2,000,000. In connection with the Company's commitments to these private funds, a total of $256,913, representing capital calls, was paid by the Company.

                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
           ------------------

           The Company is not party to any material pending legal proceedings.

Item 2.    Changes in Securities.
           ----------------------

           Not applicable.

Item 3.    Defaults Upon Senior Securities.
           --------------------------------

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           No matter was submitted to a vote of security-holders during the quarter covered by this report.

Item 5.    Other Information.
           ------------------

           None.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

           (a)   Exhibits.

                 (27) Financial Data Schedule

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



                      UST PRIVATE EQUITY INVESTORS FUND, INC.



                      /s/ David I. Fann
                      By:   David I. Fann, President
                            (Principal Executive Officer)


                      /s/ Lisa A. Cummings
                      By: Lisa A. Cummings, Treasurer and Vice President (Principal Financial and Accounting Officer)





Date:  March 13, 1996