Form 10-Q
period 1996-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1996-06-13
CIK 930454

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 30, 1996

Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the Transition Period from ___________ to ___________

         Commission file number: 0-24856


                       UST PRIVATE EQUITY INVESTORS FUND, INC.
- ------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)


Maryland                                                  13-3786385
- ------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


114 West 47th Street
New York, New York                                        10036-1332
- ------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 852-1000

Not applicable
- ------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report

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

                                 INDEX

               UST PRIVATE EQUITY INVESTORS FUND, INC.



PART I            FINANCIAL INFORMATION
- -------           -----------------------

Item 1.  Financial Statements (Unaudited).

         Portfolio of Investments as of April 30, 1996 (Unaudited) and October 31, 1995.

         Statement of Assets and Liabilities as of April 30, 1996 (Unaudited) and October 31, 1995.

         Statement of Operations for the three month period ended April 30, 1996 (Unaudited) and the six month period ended April 30, 1996 (Unaudited).

         Statement of Changes in Net Assets for the six month period ended April 30, 1996 (Unaudited).

         Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II           OTHER INFORMATION
- --------          ------------------

Item 1.  Legal Proceedings.

Item 2.  Changes in Securities.

Item 3.  Defaults upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.

                             PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).
         ---------------------------------


UST Private Equity Investors Fund, Inc.                                                      Fiscal Year End:  October 31, 1996
Portfolio of Investments                                                                         Quarter Ended:  April 30, 1996
- --------------------------------------------------------------------------------------------------------------------------------

                                                          April 30, 1996                          October 31, 1995
                                                            (Unaudited)                         ----------------------
                                                          ---------------
PORTFOLIO STRUCTURE

   PORTFOLIO COMPANIES                                       $3,485,000             8.58%            $     --               --

   PRIVATE FUNDS                                              1,199,971             2.95%                  --               --

   SHORT-TERM INVESTMENTS

     Commercial Paper                                         9,142,633            22.51%           9,399,238           23.41%

     Repurchase Agreements                                    8,511,251            20.95%           3,646,000            9.08%

     Corporate Bonds                                          8,247,792            20.30%           4,905,479           12.22%

     U.S. Government & Agency Obligations                     5,517,846            13.58%             993,890            2.48%

     Bank Notes                                                 994,820             2.45%             992,428            2.47%

     Certificates of Deposit                                         --                --           7,000,000           17.43%

     Other Short-term Investments                             3,268,903             8.05%           2,619,371            6.52%
                                                             ----------         ---------          ----------         --------

TOTAL INVESTMENTS                                            40,368,216            99.37%          29,556,406           73.61%

OTHER ASSETS & LIABILITIES (NET)                                256,392             0.63%          10,596,033           26.39%
                                                            -----------         ---------         -----------        ---------

NET ASSETS                                                  $40,624,608           100.00%         $40,152,439          100.00%
                                                             ==========        ==========          ==========          =======





UST Private Equity Investors Fund, Inc.                                          Fiscal Year End:  October 31, 1996
Statement of Assets and Liabilities                                                  Quarter Ended:  April 30, 1996
- -------------------------------------------------------------------------------------------------------------------


ASSETS                                                                   April 30, 1996                October 31, 1995
- ----------------------------------------------------------                (Unaudited)                  ----------------

Investment Securities, at Cost                                              $40,410,933                     $29,563,366
                                                                             ==========                      ==========
Investment Securities, at Value (includes repurchase                         40,368,216                      29,556,406
agreements of $8,511,251 at April 30, 1996) (Note 1)

Cash                                                                                 --                      10,977,421
Interest Receivable                                                             300,836                         332,614
Receivable From Managing Investment Advisor                                          --                         104,101
Prepaid Assets                                                                   80,799                          37,133
Unamortized Organization Costs                                                   19,641                          28,489
                                                                         --------------                  --------------
     TOTAL ASSETS                                                            40,769,492                      41,036,164
                                                                          -------------                   -------------

LIABILITIES
- ---------------------------------------------------------

Payable for Dividends Declared                                                       --                         333,081
Managing Investment Advisory Fees Payable                                        39,689                              --
Administration Fees Payable                                                      22,460                           7,541
Directors Fees Payable                                                           14,919                          30,000
Payable for Offering and Organization Costs                                          --                         407,748
Accrued Expenses and Other Payables                                              67,816                         105,355
                                                                            -----------                    ------------
     TOTAL LIABILITIES                                                          144,884                         883,725
                                                                            -----------                    ------------

NET ASSETS                                                                 $ 40,624,608                    $ 40,152,439
                                                                            ===========                     ===========


NET ASSETS CONSIST OF
- ----------------------------------------------------------

Accumulated Undistributed Net Investment Income                            $    551,249                    $     42,802
Accumulated Net Realized Loss on Investments                                      (521)                              --
Net Unrealized Depreciation of Investments                                     (42,717)                         (6,960)
Par Value                                                                           405                             405
Paid In Capital in Excess of Par Value                                       40,116,192                      40,116,192
                                                                           ------------                    ------------

     TOTAL NET ASSETS                                                       $40,624,608                     $40,152,439
                                                                             ==========                      ==========

Shares of Common Stock Outstanding; par value
$.01; 100,000 shares authorized                                                  40,463                          40,463
                                                                           ------------                   -------------

NET ASSET VALUE PER SHARE                                                     $1,003.99                         $992.32
                                                                              =========                         =======





UST Private Equity Investors Fund, Inc.                                          Fiscal Year End:  October 31, 1996
Statement of Operations (Unaudited)                                                  Quarter Ended:  April 30, 1996
- -------------------------------------------------------------------------------------------------------------------

                                                                          Quarter Ended             November 1, 1995 to
INVESTMENT INCOME                                                        April 30, 1996                 April 30, 1996
                                                                         --------------             -------------------
Interest Income                                                         $     500,610                 $     1,073,064
                                                                         ------------                  --------------

     TOTAL INCOME                                                             500,610                       1,073,064
                                                                         ------------                  --------------
EXPENSES

Management Investment Advisory Fees                                            82,386                         152,815
Administrative Fees                                                             7,378                          14,919
Shareholder Servicing Fees                                                      5,005                          10,428
Custodial Fees                                                                  1,002                           2,015
Legal fees                                                                      8,522                          20,948
Audit and Other Professional Service Fees                                       5,941                          12,854
Directors' Fees and Expenses                                                    7,378                          14,919
Shareholder Reports                                                             2,676                           6,304
Organization Expenses                                                           1,476                           2,988
Insurance Expense                                                              18,493                          37,395
Other                                                                              --                             251
                                                                          -----------                     -----------

     TOTAL EXPENSES                                                           140,257                         275,836

Fees Waived and Reimbursed by Advisor                                        (43,823)                       (100,671)
                                                                         -----------                       ---------

     NET EXPENSES                                                              96,434                         175,165
                                                                          -----------                    ------------

NET INVESTMENT INCOME                                                         404,176                         897,899
                                                                          -----------                     -----------


REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions                        $        121                  $        (521)

Change in Unrealized Depreciation on Investments                              (57,388)                       (35,757)
                                                                        ------------                   -------------

NET REALIZED AND UNREALIZED LOSS ON
INVESTMENTS                                                                   (57,267)                       (36,278)
                                                                         ------------                   -------------

NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS                                                         $     346,909                   $     861,621
                                                                         ============                    ============





UST Private Equity Investors Fund, Inc.                                          Fiscal Year End:  October 31, 1996
Statement of Changes in Net Assets (Unaudited)                                       Quarter Ended:  April 30, 1996
- -------------------------------------------------------------------------------------------------------------------

                                                                                                     November 1, 1995 to
                                                                                                         April 30, 1996
                                                                                                     -------------------

OPERATIONS:

Net Investment Income                                                                                     $    897,899
Net Realized Loss on Investments                                                                                 (521)
Change in Unrealized Depreciation on Investments                                                               (35,757)
                                                                                                          ------------
Net Increase in Net Assets Resulting From Operations                                                           861,621

DISTRIBUTIONS TO SHAREHOLDERS:
From Net Investment Income                                                                                    (389,452)
                                                                                                              ---------
NET INCREASE IN NET ASSETS                                                                                     472,169

NET ASSETS:
  Beginning of Period                                                                                       40,152,439
                                                                                                            ----------
                                                                                                               472,169
  End of Period (including accumulated undistributed
    net investment income of $147,043)                                                                   $  40,624,608
                                                                                                            ==========



                   UST PRIVATE EQUITY INVESTORS FUND, INC.
                        NOTES TO FINANCIAL STATEMENTS

1.  Significant Accounting Policies

         UST Private Equity Investors Fund, Inc. ("the Company") was incorporated under the laws of the State of Maryland on September 16, 1994 and is registered under the Securities Act of 1933, as amended, as a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company commenced operations on August 1, 1995.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Reference is made to the Company's annual report included in Form 10-K as filed with the Securities and Exchange Commission for the notes to the Financial Statements that remain unchanged.

         The following is a summary of the Company's significant accounting policies.

         (a)  Portfolio valuation:

         The Company values portfolio securities quarterly and at other such times as in the Board of Directors' view, as circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available are valued, pursuant to guidelines adopted by the Investment Advisor, under the supervision of the Board of Directors.

         (b)  Federal income taxes:

         It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

2.       Purchases and Sales of Securities

         Purchases of securities for the six month period ended April 30, 1996, excluding short-term investments, for the Company aggregated $8,729,996. There were no long-term sales. As of April 30, 1996, the Company has committed to purchase $8,800,029 in long-term securities consisting of portfolio companies and private funds.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------


Results of Operations
- ----------------------
UST Private Equity Investors Fund, Inc.'s (the "Company") net asset value per common share was $1,003.99 at April 30, 1996, up $11.67 per share from the net asset value per common share of $992.32 at October 31, 1995. This increase is primarily the result of interest income earned by the Company net of depreciation of its short-term securities holdings and expenses of the Company.

Realized and Unrealized Gains and Losses from
- ----------------------------------------------
Portfolio Investments
- ----------------------
For the three months ended April 30, 1996, the Company had a $57,267 net realized and unrealized loss from investments, comprised of $121 net realized gain on security transactions related to short-term investments and a $57,388 increase in net unrealized depreciation on investments. For the six months ended April 30, 1996, the Company had a $36,278 net realized and unrealized loss from investments, comprised of $521 net realized loss on security transactions related to short-term investments and a $35,757 increase in net unrealized depreciation on investments.

Investment Income and Expenses
- -------------------------------
The Company earned net investment income totaling $404,176 and $897,899 for the three month and six month period ended April 30, 1996, respectively. The Company's net investment income for the three month and six month periods ended April 30, 1996 were primarily the result of interest from portfolio investments net of operating expenses.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the three month and six month periods ended April 30, 1996, the Managing Investment Adviser earned $82,326, and $152,815 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $43,823 and $100,671 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
- -----------
At April 30, 1996, the Company's net assets were $40,624,608, an increase of $472,169 from net assets of $40,152,439 at October 31, 1995. The net asset value per share of common stock was $1003.99, up $11.67 from $992.32 per share at October 31, 1995.

Liquidity and Capital Resources
- -------------------------------
The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments and marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

On April 30, 1996, the Company held no cash and held $35,683,245 in short-term investments, compared to $10,977,421 in cash and $29,556,406 in short-term investments at October 31, 1995. These changes from October 31, 1995 were primarily the result of the Company's investment activities for the six months ended April 30, 1996. During the quarter ended April 30, 1996, the Company invested $1,500,000 in a combination of redeemable and convertible preferred stock of Comm Site International, Inc. (a private venture capital company engaged in the business of providing site acquisition and site management services to the wireless telecommunications industry and based in Vienna, Virginia). During the quarter ended January 31, 1996, the Company invested $1,985,000 in a combination of preferred and common stock of Rental Service Corporation (a private middle-market company engaged in the equipment rental business and based in the southern United States).

In addition, during the quarter ended April 30, 1996, the Company also committed to invest in two private funds: Lawrence Smith Horey III (a middle to late stage venture capital fund based in New York, New York); and Sevin Rosen V (an early stage venture capital fund with offices in Dallas, Texas and Palo Alto, California) in the amounts of $2,000,000 each. During the quarter ended January 31, 1996, the Company also committed to invest in three private funds: Brentwood Associates Buyout Fund II, L.P. (a Los Angeles-based private equity investment firm); Bruckmann, Rosser & Sherrill & Co., L.P. (a New York-based buyout fund); and Morgenthaler Venture Partners IV (a Cleveland-based venture capital/buyout firm) in the amounts of $2,000,000 each. In connection with the Company's commitments to private funds in the amount of $10,000,000, a total of $1,199,971, representing capital calls, was paid by the Company; comprised of $943,058 for the quarter ended April 30, 1996 and $256,913 for the quarter ended January 31, 1996.

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



                                    UST PRIVATE EQUITY INVESTORS FUND, INC.



                                    /s/  David I. Fann
                                    --------------------------------
                                    By:     David I. Fann, President
                                            (Principal Executive Officer)


                                    /s/  Brian Schmidt
                                    -------------------------------
                                    By:     Brian Schmidt, Treasurer
                                            (Principal Financial and
                                             Accounting Officer)




Date:  June 13, 1996