Form 10-Q
period 1996-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1996-09-12
CIK 930454

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended July 31, 1996

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the Transition Period from ___________ to ___________

      Commission file number: 0-24856


UST PRIVATE EQUITY INVESTORS FUND, INC.
______________________________________________________________________________
            (Exact Name of Registrant as Specified in its Charter)



Maryland                                 13-3786385
_____________________________________________________________________________
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


114 West 47th Street
New York, New York                        10036-1332
- -----------------------------------------------------------------------------
(Address of Principal Executive Offices)  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 852-1000

Not applicable
_____________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report

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

                                     INDEX

                    UST PRIVATE EQUITY INVESTORS FUND, INC.



PART I      FINANCIAL INFORMATION
- ---------------------------------

Item 1.     Financial Statements (Unaudited).

            Portfolio of Investments as of July 31, 1996 (Unaudited) and October 31, 1995.

            Statement of Assets and Liabilities as of July 31, 1996 (Unaudited) and October 31, 1995.

            Statement of Operations for the three month period ended July 31, 1996 (Unaudited) and the nine month period ended July 31, 1996 (Unaudited).

            Statement of Changes in Net Assets for the nine month period ended July 31, 1996 (Unaudited).

            Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II     OTHER INFORMATION
- -----------------------------

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

Item 5.     Other Information.

Item 6.     Exhibits and Reports on Form 8-K.

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited).
            ---------------------------------

UST Private Equity Investors Fund, Inc.     Fiscal Year End:  October 31, 1996
Portfolio of Investments                         Quarter Ended:  July 31, 1996
- ------------------------------------------------------------------------------

                                 July 31, 1996
                                 (Unaudited)                October 31, 1995
                                 -------------              ----------------
PORTFOLIO STRUCTURE
- -------------------

 PORTFOLIO COMPANIES             $3,485,000     8.50%       $  --          --

 PRIVATE FUNDS                    1,787,376     4.36%          --          --

 SHORT-TERM INVESTMENTS:

  Commercial Paper               14,156,412    34.53%    9,399,238     23.41%

  Corporate Bonds                12,110,792    29.53%    4,905,479     12.22%

  U.S. Government & Agency
    Obligations                   7,337,044    17.89%      993,890      2.48%

  Certificates of Deposit                --        --    7,000,000     17.43%

  Repurchase Agreement                   --        --    3,646,000      9.08%

  Bank Notes                             --        --      992,428      2.47%

  Other Short-term Investments    1,891,370     4.61%    2,619,371      6.52%
                                 ----------   -------   ----------    -------
TOTAL INVESTMENTS                40,767,994    99.42%   29,556,406     73.61%

OTHER ASSETS & LIABILITIES (NET)    237,024     0.58%   10,596,033     26.39%
                                 ----------   -------   ----------    -------

NET ASSETS                      $41,005,018   100.00%  $40,152,439    100.00%
                                 ==========   =======   ==========    =======

UST Private Equity Investors Fund, Inc.     Fiscal Year End:  October 31, 1996
Statement of Assets and Liabilities              Quarter Ended:  July 31, 1996
- ------------------------------------------------------------------------------

ASSETS                                      July 31, 1996
- --------------------------------------        (Unaudited)    October 31, 1995
                                            -------------    ----------------

Investment Securities, at Cost                $40,808,157         $29,563,366
                                               ==========          ==========
Investment Securities, at Value (Note 1)       40,767,944          29,556,406

Cash                                                  151          10,977,421
Interest Receivable                               318,623             332,614
Receivable from Managing Investment Advisor            --             104,101
Prepaid Assets                                     61,844              37,133
Unamortized Organization Costs                     18,130              28,489
                                               ----------          ----------
     TOTAL ASSETS                              41,166,742          41,036,164
                                               ----------          ----------
LIABILITIES
- --------------------------------------
Payable for Dividends Declared                         --             333,081
Managing Investment Advisory Fees Payable          31,718                  --
Administration & Shareholder Servicing Fees
  Payable                                           50,118              7,541
Directors Fees Payable                              22,459             30,000
Payable for Offering and Organizational Costs           --            407,748
Accrued Expenses and Other Payables                 57,429            105,355
                                                   -------            -------
     TOTAL LIABILITIES                             161,724            883,725
                                                   -------            -------
NET ASSETS                                    $ 41,005,018       $ 40,152,439
                                              ============       ============

NET ASSETS CONSIST OF
- -------------------------------------
Accumulated Undistributed Net Investment
  Income                                      $    929,105       $     42,802
Accumulated Net Realized Loss on Investments         (521)                 --
Net Unrealized Depreciation of Investments        (40,163)            (6,960)
Par Value                                              405                405
Paid In Capital in Excess of Par Value          40,116,192         40,116,192
                                              ------------       ------------
     TOTAL NET ASSETS                          $41,005,018        $40,152,439
                                              ============       ============

Shares of Common Stock Outstanding; par value
$.01; 100,000 shares authorized
                                                    40,463             40,463
                                              ------------       ------------
NET ASSET VALUE PER SHARE                        $1,013.40            $992.32
                                              ============       ============

UST Private Equity Investors Fund, Inc.     Fiscal Year End:  October 31, 1996
Statement of Operations (Unaudited)              Quarter Ended:  July 31, 1996
- ------------------------------------------------------------------------------

                                      Quarter Ended      November 1, 1995 to
INVESTMENT INCOME                     July 31, 1996         July 31, 1996
                                      -------------      -------------------
Interest Income                     $     485,066      $     1,558,130
                                     --------------      ----------------
     TOTAL INCOME                         485,066            1,558,130
                                     --------------      ----------------

EXPENSES

Management Investment Advisory Fees        90,756             243,571
Administrative Fees & Shareholder
  Servicing Fees                           12,645              37,992
Custodial Fees                              1,031               3,046
Legal Fees                                 25,198              46,146
Audit and Other Professional
  Service Fees                              6,073              18,927
Directors' Fees and Expenses                7,540              22,459
Shareholder Reports                         2,737               9,041
Organization Expenses                       1,511               4,499
Insurance Expense                          18,954              56,349
Miscellaneous Expenses                         --                 251
                                        ---------            --------
     TOTAL EXPENSES                       166,445             442,281

Fees Waived and Reimbursed by Advisor     (59,235)           (159,906)
                                        ---------            --------
     NET EXPENSES                         107,210             282,375
                                        ---------            --------
NET INVESTMENT INCOME                     377,856           1,275,755
                                        ---------           ---------

REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS

Net Realized Gain/(Loss) on Security
  Transactions                         $        0        $      (521)

Change in Unrealized Appreciation /
  (Depreciation) on Investments             2,554            (33,203)
                                       ----------        ------------

NET REALIZED AND UNREALIZED GAIN /
  (LOSS) ON INVESTMENTS                     2,554            (33,724)
                                       ----------        ------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                     $   380,410        $ 1,242,031
                                       ==========         ==========

UST Private Equity Investors Fund, Inc.     Fiscal Year End: October 31, 1996
Statement of Changes in Net Assets (Unaudited)   Quarter Ended: July 31, 1996
=============================================================================

                                          Quarter Ended   November 1, 1995
                                          July 31, 1996   to July 31, 1996
                                          -------------   ----------------
OPERATIONS:

Net Investment Income                  $        377,856   $    1,275,755
Net Realized Gain/(Loss)
  on Investments                                      0             (521)
Change in Unrealized Appreciation/
  (Depreciation) on Investments                   2,554          (33,203)
                                         ---------------    ------------
Net Increase in Net Assets Resulting
  From Operations                               380,410        1,242,031


DISTRIBUTIONS TO SHAREHOLDERS:
From Net Investment Income                           --         (389,452)
                                         ---------------    -------------

NET INCREASE IN NET ASSETS                      380,410          852,579

NET ASSETS:
  Beginning of Period                        40,624,608       40,152,439
                                         ---------------    ------------
  End of Period (including
    accumulated undistributed
    net investment income of
    $929,105 and $929,105)             $     41,005,018    $  41,005,018

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

2.    Purchases and Sales of Securities

      Purchases of securities for the nine month period ended July 31, 1996 excluding short-term investments, for the Company aggregated $13,101,949. There were no long-term sales. As of quarter-end, the Company has committed to purchase an additional $10,212,624 in long-term securities consisting of portfolio companies and private funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
            ---------------------------------------------------------------


Results of Operations
- ---------------------

UST Private Equity Investors Fund, Inc.'s (the "Company") net asset value per common share was $1,013.40 at July 31, 1996, up $21.08 per share from the net asset value per common share of $992.32 at October 31, 1995. This increase is primarily the result of interest income earned by the Company net of depreciation of its short-term securities holdings and expenses of the Company.

Realized and Unrealized Gains and Losses from
Portfolio Investments
- ---------------------------------------------

For the three months ended July 31, 1996, the Company had a $2,554 net realized and unrealized gain from investments, comprised of $0 net realized gain on security transactions related to short-term investments and a $2,554 increase in net unrealized appreciation on investments. For the nine months ended July 31, 1996, the Company had a $33,724 net realized and unrealized loss from investments, comprised of $521 net realized loss on security transactions related to short-term investments and a $33,203 increase in net unrealized depreciation on investments.

Investment Income and Expenses
- ------------------------------

The Company earned net investment income totaling $377,856 and $1,275,755 for the three month and nine month periods ended July 31, 1996, respectively. The Company's net investment income for the three month and nine month periods ended July 31, 1996 were primarily the result of interest from portfolio investments net of operating expenses.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the three month and nine month periods ended July 31, 1996, the Managing Investment Adviser earned $90,756, and $243,571 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $59,235 and $159,906 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
- ----------

At July 31, 1996, the Company's net assets were $41,005,018, an increase of $852,579 from net assets of $40,152,439 at October 31, 1995. The net asset value per share of common stock was $1013.40, up $21.08 from $992.32 per share at October 31, 1995.

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

On July 31, 1996, the Company held cash of $151 and $35,495,618 in short-term investments, compared to $10,977,421 in cash and $29,556,406 in short-term investments at October 31, 1995. These changes from October 31, 1995 were primarily the result of the Company's investment activities for the nine months ended July 31, 1996.

During the quarter ended July 31, 1996, the Company made no direct investments. During the quarter ended April 30, 1996, the Company invested $1,500,000 in a combination of redeemable and convertible preferred stock of Comm Site International, Inc. (a private venture capital company engaged in the business of providing site acquisition and site management services to the wireless telecommunications industry). During the quarter ended January 31, 1996, the Company invested $1,985,000 in a combination of preferred and common stock of Rental Service Corporation (a private middle-market company engaged in the equipment rental business in the southern United States).

During the quarter ended July 31, 1996, the Company committed to invest $2,000,000 in a private fund: Vanguard V Venture Partners (an early-stage focused venture capital fund with offices in California and Texas). In addition, during the quarter ended April 30, 1996, the Company also committed to invest in two private funds: Lawrence Smith Horey III (a middle to late stage venture capital fund based in New York, New York); and Sevin Rosen V (an early stage venture capital fund with offices in Dallas, Texas and Palo Alto, California) in the amounts of $2,000,000 each. During the quarter ended January 31, 1996, the Company also committed to invest in three private funds:
Brentwood Associates Buyout Fund II, L.P. (a Los Angeles-based private equity investment firm); Bruckmann, Rosser & Sherrill & Co., L.P. (a New York-based buyout fund); and Morgenthaler Venture Partners IV (a Cleveland-based venture capital/buyout firm) in the amounts of $2,000,000 each. In connection with the Company's commitments to private funds in the amount of $12,000,000, a total of $1,787,376, representing capital calls, was paid by the Company; comprised of $587,405 for the quarter ended July 31, 1996, $943,058 for the quarter ended April 30, 1996 and $256,913 for the quarter ended January 31, 1996.



                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.
            -----------------

            The Company is not party to any material pending legal proceedings.

Item 2.     Changes in Securities.
            ---------------------

            Not applicable.

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            No matter was submitted to a vote of security-holders during the quarter covered by this report.

Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits.

                  (27) Financial Data Schedule

            (b)   Reports on Form 8-K.

                  None.

                                  SIGNATURES
                                  ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        UST PRIVATE EQUITY INVESTORS FUND, INC.



                        By:   /s/  David I. Fann,
                              -----------------------------
                              David I. Fann,
                              President
                              (Principal Executive Officer)


                        By:   /s/  Brian Schmidt,
                              ------------------------------
                              Brian Schmidt
                              Treasurer
                              (Principal Financial and Accounting Officer)



Date:  September 12, 1996