Form 10-K
period 1996-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1997-01-27
CIK 930454

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

      {X}  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended October 31, 1996

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

                      Shares of Common Stock
                         (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1996 was 40,463 shares. No active market for the shares of the registrant exists; therefore, the market value of such shares cannot be determined.


                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated December 16, 1994, as supplemented by supplements thereto dated August 28, 1995 and October 31, 1995, are incorporated by reference in Part I, Part II and Part III hereof.

                              PART I

Item 1.   Business

Formation

UST Private Equity Investors Fund, Inc. (the "Company" or the "Registrant") is a Maryland corporation organized on September 16, 1994. The Company is a
non-diversified,   closed-end  management  investment  company  operating  as  a business development company under the Investment Company Act of 1940, as amended and has registered its shares under the Securities Act of 1933, as amended. The Company's investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

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

Portfolio Investments

The Company commenced investment operations on August 1, 1995 and during the year ended October 31, 1996 ("fiscal 1996"), the Company's investment portfolio consisted of marketable securities with an aggregate cost of $41,484,579 and a fair value of $42,763,179. The Company invested $8.5 million in four later stage venture capital and private middle market companies and committed to invest another $12.0 million in six venture capital, buyout and private equity funds.

The following is a description of the Company's investments as of October 31, 1996 and which are more fully set forth in Item 8.

Rental Service Corporation ("RSC") is a public middle-market company engaged in the equipment rental business in the United States. During the quarter ended January 31, 1996, the Company invested $1,985,000 in a combination of preferred and common stock. The Company sold $1,000,000 of preferred stock of RSC and retains the common stock of RSC valued at $2,289,420 at October 31, 1996.

CommSite International Inc. is a private venture capital company engaged in the business of providing site acquisition and site management services to the wireless telecommunications industry. During the quarter ended April 30, 1996, the Company invested $1,500,000 in a combination of redeemable and convertible preferred stock, valued at $1,125,000 for the Class A Common Stock and $375,000 for the Class B Common Stock at October 31, 1996.

Pro Communications, Inc. is a company which provides telephone answering and inbound call services for small and medium sized businesses. During the quarter ended October 31, 1996, the Company invested $2,000,000 in convertible preferred stock valued at $2,000,000 at October 31, 1996.

Corsair Communications, Inc. is a provider of equipment and services to combat cellular telephone fraud and to improve cellular networks. During the quarter ended October 31, 1996, the Company invested $3,000,003 in convertible preferred stock valued at $3,000,003 at October 31, 1996.

Sevin Rosen V, L.P. is an early stage venture capital fund focused on investing in early stage companies in the communication, health care, and computer software and hardware sectors. During the quarter ended April 30, 1996, the Company committed to invest $2,000,000.

Lawrence, Smith & Horey, III, L.P. is a later-stage venture capital firm focused on investing in companies on the East coast. During the quarter ended April 30, 1996, the Company committed to invest $2,000,000.

Morgenthaler Venture Partners IV, L.P. is a Cleveland based venture capital/buyout firm investing in information technology and healthcare companies at various stages of development as well as buyouts of basic businesses. During the quarter ended January 31, 1996, the Company committed to invest $2,000,000.

Brentwood Associates Buyout Fund, II, L.P. is a private equity investment firm specializing in consolidation buyouts of businesses operating within fragmented industries. During the quarter ended January 31, 1996, the Company committed to invest $2,000,000.

Bruckmann, Rosser, Sherrill & Co., L.P. is a buyout fund based in New York. During the quarter ended January 31, 1996, the Company committed to invest $2,000,000.

Vanguard Venture V Partners, L.P. is a early state venture capital firm targeting technology and healthcare companies. During the quarter ended July 31, 1996, the Company committed to invest $2,000,000.


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


Employees

At October 31, 1996, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.


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

                              PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Company has 100,000 Shares authorized, of which 40,463 Shares were issued and outstanding on October 31, 1996. On December 29, 1995, the Company declared a dividend payable to shareholders of record on December 28, 1995 in the amount of $9.62 per share.

There is no established public trading market for the Company's Shares.


Item 6.   Selected Financial Data.

All selected financial data for the year ended October 31, 1996 may be found in the financial statements. See Item 8.


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

At October 31, 1996, the Company held $101 in cash and $42,763,179 in investments as compared to $10,977,421 in cash and $29,556,406 in investments at October 31, 1995. At October 31, 1996, investments included $13,599,186 in commercial paper, $9,937,594 in corporate bonds, $5,483,053 in U.S. Government and agency obligations and $2,802,551 in other short-term investments. For fiscal 1996, the Company invested $8.5 million in four later stage venture capital and private middle market companies and committed to invest another $12.0 million in six venture capital, buyout and private equity funds. Funds needed to cover future operating expenses and portfolio investments will be obtained from the Company's existing cash reserves, from interest income and from proceeds received from the sale of current investments.

In connection with the Company's commitments to private funds in the amount of $12,000,000, a total of $2,227,306, representing capital calls, was paid by the Company; comprised of $439,930 for the quarter ended October 31, 1996, $587,405 for the quarter ended July 31, 1996, $943,058 for the quarter ended April 30, 1996 and $256,913 for the quarter ended January 31, 1996.

Results of Operations

Investment Income and Expenses

For fiscal 1996, the Company had interest income of $2,042,949, and net operating expenses of $411,153, resulting in net investment income of $1,631,796 as compared to interest income of $410,496, and net operating expenses of $36,125, resulting in net investment income of $374,371 for the fiscal year ended October 31, 1995. The primary reason for the income and expense increases was due to a full year of operations of the Company in 1996 compared to only a quarter year of operations in 1995 as the Company's commencement of operations was August 1, 1995.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the fiscal year ended October 31, 1996, and October 31, 1995 the Managing Investment Adviser earned $350,156, and $36,125 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $231,177 and $140,226 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.


Net Assets

The Company completed the public offering of its Shares in two separate closings in July and October 1995. The Company sold a total of 40,463 Shares at a cost of $1,000 per Share, resulting in gross proceeds raised in the offering of $40,463,000 (after taking into account the 1 Share purchased for $1,000 on September 16, 1994, by David I. Fann, the Company's President).

The Company's net asset value per common share was $1,055.77 at October 31, 1996, up $63.45 per share from the net asset value per common share of $992.32 at October 31, 1995. This increase is primarily the result of interest income earned by the Company and the increase in unrealized appreciation on the Rental Service Corporation investment.

For fiscal 1996, the Company had a net increase in net assets resulting from operations of $2,956,633 ($73.07 per share), comprised of net investment income totaling $1,631,796 ($40.33 per share), and realized and unrealized gains of $1,329,200 ($32.84 per share) and allowance for management incentive fee ($4,363) [(0.10) per share] compared to a net increase in net assets resulting from operations of $367,411 ($12.69 per Share), comprised of net investment income totaling $374,371 ($12.86 per Share) and net unrealized depreciation of $6,960 ($0.17 per Share) for the fiscal year ended 1995.

At October 31, 1996, the Company's net assets were $42,719,620, an increase of $2,567,181 from net assets of $40,152,439 at October 31, 1995.


Realized and Unrealized Gains and Losses from
Portfolio Investments

For the fiscal year ended October 31, 1996, the Company had a $1,329,200 net realized and unrealized gain from investments, comprised of $43,640 net realized gain on security transactions related to investments and a $1,285,560 net change in unrealized appreciation of investments as compared to a $6,960 net realized and unrealized loss from investments, for the fiscal year ended October 1995.

Item 8.   Financial Statements and Supplementary Data.

              UST PRIVATE EQUITY INVESTORS FUND, INC.

                               INDEX

Portfolio of Investments at October 31, 1996 and 1995

Statement of Assets and Liabilities as of October 31, 1996 and 1995

Statement of Operations for the year ended October 31, 1996 and for the period August 1, 1995 (commencement of operations) to October 31, 1995

Statement of Changes in Net Assets for the year ended October 31, 1996 and for the period August 1, 1995 (commencement of operations) to October 31, 1995

Financial Highlights -- Selected Per Share Data and Ratios

Notes to Financial Statements

Independent Auditors' Report

Note -All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


[Please refer to attached pages for above-referenced Financial Statements and Supplementary Data]



Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments October 31, 1996

================================================================================
   Principal                                                  Coupon      Value
 Amount/Shares                                              Rate/Yield  (Note 1)
--------------------------------------------------------------------------------
COMMERCIAL PAPER -- 31.83%
--------------------------------------------------------------------------------
$1,600,000    AIG Funding Corp., 11/21/96..............      5.23%    $1,595,351
--------------------------------------------------------------------------------
1,000,000     Associates Corp., 11/6/96................      5.27      1,000,000
--------------------------------------------------------------------------------
1,700,000     CIT Group Holdings, Inc., 11/12/96.......      5.25      1,700,000
--------------------------------------------------------------------------------
1,250,000     Coca-Cola Co., 11/7/96...................      5.23      1,248,910
--------------------------------------------------------------------------------
1,250,000     Ford Motor Credit Corp., 12/03/96........      5.24      1,250,000
--------------------------------------------------------------------------------
1,250,000     G.E. Capital Corp., 12/5/96..............      5.23      1,250,000
--------------------------------------------------------------------------------
500,000       Merck & Co., Inc. 8/26/97................      5.38        477,950
--------------------------------------------------------------------------------
1,700,000     Pfizer, Inc., 11/15/96...................      5.20      1,696,562
--------------------------------------------------------------------------------
1,700,000     Private Export Funding Corp., 12/19/96...      5.27      1,688,055
--------------------------------------------------------------------------------
1,700,000     Unilever Capital Corp., 12/2/96..........      5.22      1,692,358
                                                                       ---------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              TOTAL COMMERCIAL PAPER (Cost $13,599,186)               13,599,186
                                                                      ----------
================================================================================

--------------------------------------------------------------------------------
CORPORATE BONDS -- 23.26%
--------------------------------------------------------------------------------
1,000,000     Abbey National Treasury, 1/31/97.........      5.00        997,813
--------------------------------------------------------------------------------
1,000,000     American Express Centurion Bank, 1/31/97.      8.13      1,003,751
--------------------------------------------------------------------------------
1,000,000     Campbell Soup Co., 2/24/97...............      7.75      1,005,626
--------------------------------------------------------------------------------
1,000,000     CIT Group Holdings, Inc., 3/21/97........      5.75      1,000,150
--------------------------------------------------------------------------------
1,250,000     J.P. Morgan & Co., Inc., 1/24/97.........      8.00      1,251,564
--------------------------------------------------------------------------------
1,000,000     Merck & Co., Inc., 1/15/97...............      6.00      1,000,626
--------------------------------------------------------------------------------
1,800,000     Public Service Electric & Gas Co. 8.75%, 11/1/28.75      1,921,500
--------------------------------------------------------------------------------
1,750,000     SBC Finance Ltd., 6/20/97................      6.50      1,756,564
                                                                       ---------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              TOTAL CORPORATE BONDS (Cost $9,960,474)..                9,937,594
                                                                       ---------
================================================================================

--------------------------------------------------------------------------------
U.S. GOVERNMENT & AGENCY OBLIGATIONS -- 12.83%
--------------------------------------------------------------------------------
1,800,000     Federal National Mortgage Association, 11/15/965.46      1,800,000
--------------------------------------------------------------------------------
1,800,000     Tennessee Valley Authority, 11/15/96.....      8.25      1,801,451
--------------------------------------------------------------------------------
1,900,000     U.S. Treasury Bill, 1/9/97...............      4.79      1,881,602
                                                                       ---------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              TOTAL U.S. GOVERNMENT &
                    AGENCY OBLIGATIONS (Cost $5,484,631)               5,483,053
                                                                       ---------
================================================================================

--------------------------------------------------------------------------------
PRIVATE INVESTMENT FUNDS #, @ -- 5.04%
--------------------------------------------------------------------------------
  923         Brentwood Associates Buyout Fund II, LP..                   92,313
--------------------------------------------------------------------------------
1,372         Bruckmann, Rosser Sherrill & Co., LP.....                  187,036
--------------------------------------------------------------------------------
6,000         Lawrence, Smith & Horey III, LP..........                  600,000
--------------------------------------------------------------------------------
2,000         Morgenthaler Venture Partners IV, LP.....                  124,066
--------------------------------------------------------------------------------
3,581         Sevin Rosen V, LP........................                  547,955
--------------------------------------------------------------------------------
4,001         Vanguard Venture V, LP...................                  600,002
                                                                        --------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              TOTAL PRIVATE INVESTMENT FUNDS
                    (Cost $2,152,734)..................                2,151,372
                                                                       ---------
================================================================================
See Notes to Financial Statements
--------------------------------------------------------------------------------
    Shares                                                                Value
                                                                        (Note 1)
--------------------------------------------------------------------------------
PRIVATE COMPANIES #, @ -- 15.22%
      Preferred and Common Stocks -- 15.22%
        Consumer Cyclical -- 15.22%
--------------------------------------------------------------------------------
1,125,000     +CommSite International Inc., Class A....               $1,125,000
--------------------------------------------------------------------------------
1,875,000     +CommSite International Inc., Class B....                  375,000
--------------------------------------------------------------------------------
545,455        Corsair Communications, Inc., Series F..                3,000,003
--------------------------------------------------------------------------------
500,000       +Pro Communications, Inc., Series C......                2,000,000
                                                                       ---------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              TOTAL PRIVATE COMPANIES (Cost $6,500,003)                6,500,003
                                                                       ---------
================================================================================

--------------------------------------------------------------------------------
PUBLIC COMPANIES @ -- 5.36%
      Common Stocks -- 5.36%
      Capital Goods -- 5.36%
--------------------------------------------------------------------------------
142,200       ++Rental Service Corp. (Cost $985,000)...                2,289,420
                                                                       ---------
================================================================================

--------------------------------------------------------------------------------
INVESTMENT COMPANIES -- 6.56%
--------------------------------------------------------------------------------
1,541,052     Dreyfus Treasury Cash Management Fund....                1,541,052
--------------------------------------------------------------------------------
1,261,499     Fidelity Cash Portfolio, U.S. Treasury II                1,261,499
                                                                       ---------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              TOTAL OTHER SHORT-TERM INVESTMENTS
              (Cost $2,802,551)........................                2,802,551
                                                                       ---------
--------------------------------------------------------------------------------
TOTAL INVESTMENTS (Cost $41,484,579*)..................     100.10%   42,763,179
--------------------------------------------------------------------------------
OTHER ASSETS & LIABILITIES (NET).......................       (.10)     (43,559)
                                                            -------   ----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET ASSETS.............................................     100.00%  $42,719,620
                                                            =======  ===========
================================================================================

*     Aggregate cost for Federal tax and book purposes.
**    Callable November 1, 1996.
+ At October 31, 1996, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. At October 31, 1996, these securities were valued at the cost at which they were acquired during the year. There were no sales of shares of any affiliates during the year.
++    144 Security.  Certain conditions for public sale may exist.
# Restricted as to public resale. Acquired between January 4, 1996 and October 29, 1996. Total cost of restricted securities at October 31, 1996 aggregated $8,652,737. Total market value of restricted securities owned at October 31, 1996 was $8,651,375 or 20.3% of net assets.
@     Non-Income Producing Security.

See Notes to Financial Statements

UST Private Equity Investors Fund, Inc.
Portfolio of Investments October 31, 1995


================================================================================
  Principal                                      Coupon     Maturity     Value
Amount/Shares                                     Rate        Date      (Note 1)
-------------                                     ----       ------     --------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
COMMERCIAL PAPER -- 23.41%
--------------------------------------------------------------------------------
$1,000,000    AIG Funding Corp.................    5.72%      11/3/95   $999,682
--------------------------------------------------------------------------------
1,400,000     American General Finance Corp....    5.70      11/10/95  1,400,000
--------------------------------------------------------------------------------
1,400,000     Chevron Corp.....................    5.65       12/8/95  1,400,000
--------------------------------------------------------------------------------
1,400,000     Ford Motor Credit Corp...........    5.70        1/2/96  1,400,000
--------------------------------------------------------------------------------
1,400,000     G.E. Capital Corp................    5.69      12/18/95  1,400,000
--------------------------------------------------------------------------------
1,400,000     G.E. Capital Corp. ..............    5.66      12/19/95  1,400,000
--------------------------------------------------------------------------------
1,400,000     Toys 'R' Us Corp.................    5.71       11/3/95  1,399,556
                                                                      ----------
--------------------------------------------------------------------------------

              TOTAL COMMERCIAL PAPER (Cost $9,399,238)                 9,399,238
                                                                       ---------
================================================================================
--------------------------------------------------------------------------------
CERTIFICATES OF DEPOSIT -- 17.43%
--------------------------------------------------------------------------------
1,400,000    Bank of Hawaii................        5.69      11/1/95   1,400,000
--------------------------------------------------------------------------------
1,400,000    Bank of Scotland..............        5.75      11/1/95   1,400,000
--------------------------------------------------------------------------------
1,400,000    Dresdner Bank.................        5.66      11/1/95   1,400,000
--------------------------------------------------------------------------------
1,400,000    Fifth Third Bank..............        5.70      11/1/95   1,400,000
--------------------------------------------------------------------------------
1,400,000    Hypo Bank.....................        5.69      11/1/95   1,400,000
                                                                       ---------
--------------------------------------------------------------------------------

             TOTAL CERTIFICATES OF DEPOSIT (Cost $7,000,000). . . .    7,000,000
                                                                       ---------
================================================================================

--------------------------------------------------------------------------------
CORPORATE BONDS -- 12.22%
--------------------------------------------------------------------------------
500,000      American Express Credit Corp......    9.45       2/15/96    504,880
--------------------------------------------------------------------------------
500,000      American Express Credit Corp......    7.00        3/4/96    502,300
--------------------------------------------------------------------------------
1,250,000    J.P. Morgan & Co. Inc.............    8.00       1/24/97  1,280,875
--------------------------------------------------------------------------------
400,000      Merck & Co., Inc..................    7.75        5/1/96    403,124
--------------------------------------------------------------------------------
1,200,000    Mountain States Telephone & Telegraph Comp
             Comp..............................    7.63       5/15/96  1,204,500
--------------------------------------------------------------------------------
1,000,000    Whirlpool, Inc....................    8.49       3/15/96  1,009,800
                                                                       ---------
--------------------------------------------------------------------------------

             TOTAL CORPORATE BONDS (Cost $4,911,768)                   4,905,479
                                                                       ---------
================================================================================
--------------------------------------------------------------------------------
U.S. GOVERNMENT & AGENCY OBLIGATIONS -- 2.48%
--------------------------------------------------------------------------------
1,000,000    Student Loan Marketing                4.00       3/1/96     993,890
             Association + (Cost $994,561)                             ---------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BANK-NOTES  2.47%
--------------------------------------------------------------------------------
1,000,000     Bank of Tokyo (Cost $992,428)......  5.80     12/18/95     992,428
                                                                       ---------
================================================================================

--------------------------------------------------------------------------------
  Principal                                                             Value
Amount/Shares                                                         (Note 1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OTHER SHORT-TERM INVESTMENTS -- 6.52%
--------------------------------------------------------------------------------
    1,350,609 Dreyfus Treasury Cash Management Fund.................   1,350,609
--------------------------------------------------------------------------------
    1,268,762 Fidelity Cash Portfolio, U.S. Treasury II.............   1,268,762
                                                                       ---------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              TOTAL OTHER SHORT-TERM INVESTMENTS
                (Cost $2,619,371)...................................   2,619,371
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REPURCHASE AGREEMENT -- 9.08%
--------------------------------------------------------------------------------
3,646,000     Dillon Read & Co., Inc., 5.90%, dated 10/31/95,
               due 11/1/95, to be repurchased at $3,646,598,
               collateralized by $3,711,237 U.S. Treasury Notes,
               5.125%, due 6/30/98, valued at $3,646,290
                 (Cost $3,646,000)...............                      3,646,000
                                                                      ----------
--------------------------------------------------------------------------------
TOTAL INVESTMENTS
  (Cost $29,563,366*)............................           73.61%    29,556,406
--------------------------------------------------------------------------------
OTHER ASSETS & LIABILITIES (NET).................           26.39     10,596,033
                                                           ------    -----------
--------------------------------------------------------------------------------
NET ASSETS.......................................          100.00%   $40,152,439
                                                           ======    ===========
================================================================================


*     Aggregate cost for Federal tax and book purposes.
+     Floating rate security--rate disclosed is as of October 31, 1995.

                       See Notes to Financial Statements

UST Private Equity Investors Fund, Inc.            Fiscal Year End:
Statement of Assets and Liabilities

--------------------------------------------------------------------------------
ASSETS                                     October 31, 1996     October 31, 1995
                                           ----------------     ----------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Investments at value (Cost $41,484,579 and       $42,763,179         $29,556,406
  $29,563,366, respectively) (Note 1)...............
--------------------------------------------------------------------------------
Cash...................................                  101          10,977,421
--------------------------------------------------------------------------------
Interest Receivable....................              514,760             332,614
--------------------------------------------------------------------------------
Receivable from Managing Investment Adviser               --             104,101
--------------------------------------------------------------------------------
Prepaid Insurance......................               37,029              37,133
--------------------------------------------------------------------------------
Unamortized Organization Costs (Note 3)               22,480              28,489
                                               -------------      --------------
--------------------------------------------------------------------------------
     Total Assets......................           43,337,549          41,036,164
                                               -------------       -------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LIABILITIES
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Payable for investment securities purchased          477,950                  --
--------------------------------------------------------------------------------
Management fees payable................               36,658                  --
--------------------------------------------------------------------------------
Directors' fees payable................               30,000               7,541
--------------------------------------------------------------------------------
Administration fees payable (Note 2)...               14,695              30,000
--------------------------------------------------------------------------------
Accrued expenses and other payables ...               58,626             105,355
--------------------------------------------------------------------------------
Payable for dividends declared.........                   --             333,081
--------------------------------------------------------------------------------
Payable for offering and organization costs               --             407,748
                                                 -----------        ------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      Total Liabilities................              617,929             883,725
                                                 -----------        ------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET ASSETS.............................         $ 42,719,620        $ 40,152,439
                                                 ===========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET ASSETS consist of:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Undistributed Net Investment Income....       $    1,283,634        $     42,802
--------------------------------------------------------------------------------
Accumulated Net Realized Gain on Investments          43,640                  --
--------------------------------------------------------------------------------
Net Unrealized Appreciation (Depreciation)         1,278,600             (6,960)
of Investments
--------------------------------------------------------------------------------
Allowance for Management Incentive fee.              (4,363)                  --
--------------------------------------------------------------------------------
Par Value..............................                  405                 405
--------------------------------------------------------------------------------
Paid In Capital in Excess of Par Value.           40,117,704          40,116,192
                                                ------------        ------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Net Assets.......................          $42,719,620         $40,152,439
                                                  ==========          ==========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Shares of Common Stock Outstanding ($0.01
par value, 100,000 authorized).........               40,463              40,463
                                                    --------       -------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET ASSET VALUE PER SHARE..............            $1,055.77             $992.32
                                                   =========             =======
--------------------------------------------------------------------------------

See Notes to Financial Statements

UST Private Equity Investors Fund, Inc.
Statement of Operations

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                    Period Ended
                                                 Year Ended   August 1, 1995* to
INVESTMENT INCOME                             October 31, 1996  October 31, 1995
--------------------------------------------------------------------------------
Interest Income.............................    $   2,042,949      $     410,496
                                                  ------------       -----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
EXPENSES
--------------------------------------------------------------------------------
Management investment advisory fees (Note 2).         350,156             36,125
--------------------------------------------------------------------------------
Insurance expense............................          75,304             38,065
--------------------------------------------------------------------------------
Legal Fees...................................          68,188             20,000
--------------------------------------------------------------------------------
Administration fees (Note 2).................          50,500              7,541
--------------------------------------------------------------------------------
Directors' fees and expenses (Note 2)........          30,000             30,000
--------------------------------------------------------------------------------
Amortization of organization expense (Note 3)           6,010              1,512
--------------------------------------------------------------------------------
Miscellaneous expenses.......................          62,172             43,108
                                                  -----------        -----------
--------------------------------------------------------------------------------
      Total Expenses.........................         642,330            176,351
--------------------------------------------------------------------------------
  Expenses reimbursed by Managing Investment
     Adviser (Note 2)........................       (231,177)          (140,226)
                                                 ------------       ------------
--------------------------------------------------------------------------------
      Net Expenses...........................         411,153             36,125
                                                  -----------        -----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET INVESTMENT INCOME........................       1,631,796            374,371
                                                  -----------        -----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET REALIZED AND UNREALIZED GAIN:
  (Note 1)
--------------------------------------------------------------------------------
  Net realized gain on investments...........          43,640                  0
--------------------------------------------------------------------------------
  Net change in unrealized appreciation
    (depreciation) of investments
    (Note 1).................................        1,285,560           (6,960)
                                                     ---------       -----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET REALIZED AND UNREALIZED GAIN.............        1,329,200           (6,960)
--------------------------------------------------------------------------------
Allowance for Management Incentive fee.......          (4,363)                 0
                                                  ------------        ----------
--------------------------------------------------------------------------------
NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS...........................      $ 2,956,633       $   367,411
                                                   ===========        ==========
================================================================================

See Notes to Financial Statements

*   Commencement of operations

UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets

--------------------------------------------------------------------------------
                                                  Year Ended        Period Ended
                                            October 31, 1996  August 1, 1995* to
                                                                October 31, 1995
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OPERATIONS:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  Net Investment Income...................  $      1,631,796       $     374,371
--------------------------------------------------------------------------------
  Net Realized Gain on Investments........            43,640                  --
--------------------------------------------------------------------------------
  Net Change in Unrealized
   Appreciation/(Depreciation) on Investments      1,285,560             (6,960)
--------------------------------------------------------------------------------
  Allowance for Management Incentive fee..           (4,363)                   0
                                                ------------            --------
--------------------------------------------------------------------------------
  Net Increase in Net Assets Resulting
    From Operations.......................         2,956,633             367,411
                                                   ---------             -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DISTRIBUTIONS TO SHAREHOLDERS:
--------------------------------------------------------------------------------
  From Net Investment Income..............         (389,452)           (333,081)
                                                ------------       -------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
CAPITAL SHARE TRANSACTIONS:
--------------------------------------------------------------------------------
  Subscriptions...........................                --          40,462,000
--------------------------------------------------------------------------------
  Offering costs..........................                --           (344,891)
                                                 -----------        ------------
--------------------------------------------------------------------------------
  Increase in net assets from capital share
    transactions..........................                --          40,117,109
                                                 -----------          ----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Net Increase In Net Assets................         2,567,181          40,151,439
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET ASSETS:
--------------------------------------------------------------------------------
  Beginning of Period.....................        40,152,439               1,000
                                              --------------      --------------
--------------------------------------------------------------------------------
  End of period (including accumulated undistributed
   net investment income of $1,283,634 and $42,802,
    respectively).........................  $     42,719,620     $    40,152,439
                                              ==============      ==============
================================================================================

See Notes to Financial Statements

*  Commencement of operations

UST Private Equity Investors Fund, Inc.
Financial Highlights - Selected Per Share Data and Ratios For a fund share outstanding throughout each period.

--------------------------------------------------------------------------------
                                                                    Period Ended
                                                  Year Ended  August 1, 1995* to
                                            October 31, 1996    October 31, 1995
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET ASSET VALUE, BEGINNING OF PERIOD            $  992.32          $    1,000.00
                                                ---------             ----------
--------------------------------------------------------------------------------
Offering Costs...........................              --                 (8.53)
                                                ---------             ----------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INCOME FROM INVESTMENT OPERATIONS
--------------------------------------------------------------------------------
  Net Investment Income..................           40.33                  12.86
--------------------------------------------------------------------------------
  Net Realized and Unrealized Gain (Loss)
   on Investments........................           32.84                 (0.17)
--------------------------------------------------------------------------------
  Allowance for Management Incentive fee.           (0.10)                     -
                                               -----------         -------------
--------------------------------------------------------------------------------
  Total From Investment Operations.......           73.07                  12.69
                                               ----------         --------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
DISTRIBUTIONS
--------------------------------------------------------------------------------
  Net Investment Income..................           (9.62)               (11.84)
                                               -----------       ---------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET ASSET VALUE, END OF PERIOD...........     $  1,055.77           $     992.32
                                              ===========        ===============
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL NET ASSET VALUE RETURN+............            7.41%                 0.39%
                                              ============       ===============
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
RATIOS AND SUPPLEMENTAL DATA
--------------------------------------------------------------------------------
  Net Assets, End of Period (Thousands)..     $  42,720                  $40,152
--------------------------------------------------------------------------------
  Ratio of Net Operating Expenses
    to Average Net Assets................            1.00%               0.50%**
--------------------------------------------------------------------------------
  Ratio of Gross Operating Expenses
    to Average Net Assets++..............            1.56%               2.44%**
--------------------------------------------------------------------------------
  Ratio of Net Investment Income
    to Average Net Assets................            3.96%               5.18%**
--------------------------------------------------------------------------------
  Portfolio Turnover Rate................           10%                     0%
================================================================================

* Commencement of operations
** Annualized
 +Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded, therefore market value total investment return is not calculated. Total return for periods of less than one year are unannualized.
++ Expense ratio before waiver of fees and reimbursement of expenses by adviser.

See Notes to Financial Statements

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

      The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

      (a)  Portfolio valuation:

      The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. At October 31, 1996, market quotations were not readily available for securities valued at $8,651,375. Such securities were valued pursuant to guidelines adopted by the Investment Adviser, under the supervision of the Board of Directors. Such valuation may differ significantly from the values at which actual transactions may occur.

      (b)  Security transactions and investment income:

      Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and, when appropriate, discounts on investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex- dividend date.

      (c)  Repurchase agreements:

      The Company enters into agreements to purchase securities and to resell them at a future date. It is the Company's policy to take custody of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Company from losses incurred in the event the counterparty does not repurchase the securities. If the seller defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Company may be delayed or limited.

      (d)  Federal income taxes:

      It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

      Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforward, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with Federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification.

      At October 31, 1996 the tax basis of the Company's investments for Federal income tax purposes amounted to $41,484,579. The net unrealized appreciation amounted to $1,278,600, which is comprised of gross unrealized appreciation of $1,304,892 and aggregate gross unrealized depreciation of $26,292.


2. Investment Advisory Fee, Administration Fee, and Related Party Transactions

      Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust") serves as the Managing
Investment Adviser to the Company. Under the Agreement, for the services provided, U.S. Trust is entitled to receive a fee, at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and a fee equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds.

      In addition to the management fee, the Company has agreed to pay U.S. Trust an incentive fee in an amount equal to 10% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year U.S. Trust will be required to repay the Company all or a portion of the incentive fee previously paid.

      U.S. Trust has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's net assets, and U.S. Trust will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments.

      Each Director of the Company receives an annual fee of $9,000, plus a meeting fee of $1,500 for each meeting attended, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of U.S. Trust, or of any parent or subsidiary thereof, who serves as an officer, director or employee of U.S. Trust, or of any parent or subsidiary thereof, who serves as an officer, director or employee of the Company receives any compensation from the Company.


3.    Purchases and Sales of Securities

      Purchases and sales of securities, excluding short-term investments, for the Company aggregated $18,541,882 and $1,044,162, respectively. At October 31, 1996, the Company had outstanding investment commitments totaling $9,847,266.


4.    Organization Costs

      The Company has borne all costs in connection with the initial organization of the Company. All such costs are being amortized on a straight-line basis over a period of five years from the date on which the Company commenced operations.

         REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
UST Private Equity Investors Fund, Inc.

We have audited the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc., including the portfolio of investments, as of October 31, 1996 and 1995, the related statement of operations, the statement of changes in net assets and financial highlights for the year then ended and for the period from August 1, 1995 (commencement of operations) to October 31, 1995. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 1996 and 1995 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of UST Private Equity Investors Fund, Inc. at October 31, 1996 and 1995, the results of its operations, the changes in its net assets and the financial highlights for the year ended October 31, 1996 and for the period from August 1, 1995 to October 31, 1995 in conformity with generally accepted accounting principles.



                                    /s/ Ernst & Young LLP

New York, New York
December 6, 1996

                             PART III

Item 10.   Directors and Executive Officers of the Registrant.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 1996.

                                                 Served in Present
Name and Age               Position              Capacity Since

David I. Fann [32]         President; Chief      September 16, 1994
                            Executive Officer

Douglas A. Lindgren [34]   Executive             July 6, 1995
                            Vice President

Brian Schmidt [37]         Treasurer             May 31, 1996

Ronald A. Schwartz [48]    Secretary             September 16, 1994

Edith A. Cassidy* [43]     Director              September 16, 1994

Gene M. Bernstein [49]     Director              December 1, 1994

Stephen V. Murphy [51]     Director              December 1, 1994


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


Item 11.   Executive Compensation.

At October 31, 1996, the Company had no full-time employees. Pursuant to the Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company, For fiscal 1996, the Managing

Investment Adviser reimbursed $231,177 to the Company, representing operating expenses (excluding its management fee of $350,156). Additional information with respect to the management fee payable to the Managing Investment Adviser is set forth in the "Management" section of the Prospectus, as modified by the supplement thereto dated October 31, 1995, which section is incorporated herein by reference.

The disinterested directors receive compensation of $9,000 on an annual basis and $1,500 for each Board of Directors' meeting attended plus reasonable expenses. For fiscal 1996, and for the period from September 16, 1994 (organization of the Company) to October 31, 1995, the disinterested directors of the Company each received compensation totaling $15,000 and $15,000, respectively.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

As of October 31, 1996, no person or group is known by the Company to be the beneficial owner of more than 5% of the aggregate number of Shares held by all shareholders. The directors and officers of the Company as a group own 311 Shares. The Company is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Company.

           Section 16(a) Beneficial Ownership Reporting Compliance

      Under the federal securities laws, the Company's directors and executive officers and any persons holding more than 10% of the Company's units are required to report their ownership of units and any changes in the ownership of the Company's units to the Company and the Securities and Exchange Commission. These filings have all been satisfied by the Company's executive officers and directors although the Company notes that each of Messrs. Fann, Lindgren, Bernstein, Murphy, Schmidt and Ms. Cassidy filed untimely initial statements of beneficial ownership on Form 3 reporting their status as directors or executive officers. The Company notes that the reports of Messrs. Lindgren and Murphy and Ms. Cassidy of one transaction each on separate Form 5s and the reports of Messrs. Fann and Bernstein of two transactions each on separate Form 5s should have been reported on separate Form 4s. In all cases the securities purchased have not subsequently been sold or otherwise disposed of.


Item 13.   Certain Relationships and Related Transactions.

The Company has engaged in no transactions with the executive officers or directors other than as described above, in the notes to the financial statements, or in the Prospectus.

                              PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1.   Financial Statements

           Portfolio of Investments October 31, 1996 and 1995

           Statement of Assets and Liabilities as of October 31, 1996 and 1995

           Statement of Operations for the year ended October 31, 1996 and for the period from August 1, 1995 (commencement of operations) to October 31, 1995

           Statement of Changes in Net Assets for the year ended October 31, 1996 and for the period from August 1, 1995 (commencement of operations) to October 31, 1995

           Financial Highlights -- Selected Per Share Data and Ratios

           Notes to Financial Statements

           Independent Auditors' Report

      2.   Exhibits

           (3)(a)  Articles of Incorporation of the Company (1)

           (3)(b)  Amended and Restated By-Laws of the Company (1)

           (10)(a) Management Agreement(1)

           (10)(b) Transfer Agency and Custody Agreement(1)

           (23)    Consent of Independent Auditors

           (27)    Financial Data Schedule (included in electronic filing only)

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


                      By      /s/ David I. Fann
                              David I. Fann, President and
                                Chief Executive Officer


                      By      /s/ Brian Schmidt
                              Brian Schmidt, Treasurer


                      By      /s/ Edith A. Cassidy
                              Edith A. Cassidy, Director


                      By      /s/ Gene M. Bernstein
                              Gene M. Bernstein, Director


                      By      /s/ Stephen V. Murphy
                              Stephen V. Murphy, Director


Date:  January 27, 1997