Form 10-Q
period 1997-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1997-03-13
CIK 930454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended January 31, 1997

Or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the Transition Period from ___________ to ___________

        Commission file number: 0-24856

                    UST PRIVATE EQUITY INVESTORS FUND, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

Maryland                                   13-3786385
------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

114 West 47th Street
New York, New York                                  10036-1332
------------------------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 852-1000

Not applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                                             INDEX

                            UST PRIVATE EQUITY INVESTORS FUND, INC.



PART I         FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Portfolio of Investments as of January 31, 1997 (Unaudited) and October 31, 1996.

          Statement of Assets and Liabilities as of January 31, 1997 (Unaudited) and October 31, 1996.

          Statement of Operations for the three month period ended January 31, 1997 (Unaudited) and for the three month period ended January 31, 1996 (Unaudited).

          Statement  of Changes in Net Assets for the three month  period  ended
          January 31, 1997 (Unaudited) and for the three month period ended January 31, 1996 (Unaudited).

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

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited).

UST Private Equity Investors Fund, Inc.                              Fiscal Year End:  October 31, 1997
Portfolio of Investments                                               Quarter Ended:  January 31, 1997





                                                January 31, 1997                  October 31, 1996
                                                                            ----------------------------
                                                  (Unaudited)
PORTFOLIO STRUCTURE

  PORTFOLIO COMPANIES                          $17,112,454         41.08%       $8,789,423        20.58%

  PRIVATE FUNDS                                  3,104,392          7.45%        2,151,372         5.04%

  SHORT-TERM INVESTMENTS:

    Commercial Paper                            10,069,798         24.18%       13,599,186        31.83%

    Corporate Bonds                              3,757,711          9.02%        9,937,594        23.26%

    U.S. Government & Agency Obligations                --             --        5,483,053        12.83%

    Certificates of Deposit                      1,000,000          2.40%               --            --

    Repurchase Agreement                         4,354,889         10.45%               --            --

    Other Short-term Investments                 2,001,393          4.80%        2,802,551         6.56%
                                                ----------      ---------       ----------      --------

TOTAL INVESTMENTS                               41,400,637         99.38%       42,763,179       100.10%

OTHER ASSETS & LIABILITIES (NET)                   257,799          0.62%         (43,559)       (0.10%)
                                               -----------      ---------        ---------    ----------


NET ASSETS                                     $41,658,436        100.00%      $42,719,620       100.00%
                                                ==========     ==========       ==========       =======


See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.                              Fiscal Year End:  October 31, 1997
Statement of Assets and Liabilities                                    Quarter Ended:  January 31, 1997






ASSETS                                                 January 31, 1997           October 31, 1996
------                                                 ----------------           ----------------

                                                            (Unaudited)



Investment Securities, at Cost                              $39,895,887                $41,484,579
                                                             ==========                 ==========

Investment Securities, at Value (Note 1)                     41,400,637                 42,763,179



Cash                                                            131,249                        101

Interest Receivable                                             238,011                    514,760

Prepaid Assets                                                   29,641                     37,029

Unamortized Organization Costs                                    9,403                     22,480
                                                          -------------             --------------

     TOTAL ASSETS                                            41,808,941                 43,337,549
                                                          -------------              -------------



LIABILITIES



Payable for investment securities purchased                          --                    477,950

Managing Investment Advisory Fees Payable                        81,809                     36,658

Administration & Shareholder Servicing Fees Payable              15,329                     14,695

Directors Fees Payable                                            7,562                     30,000

Accrued Expenses and Other Payables                              45,805                     58,626
                                                             ----------                -----------



     TOTAL LIABILITIES                                          150,505                    617,929
                                                            -----------               ------------



NET ASSETS                                                  $41,658,436               $ 42,719,620
                                                            ===========               ============





NET ASSETS CONSIST OF



Accumulated Undistributed Net Investment Income              $   52,296         $        1,283,634

Accumulated Net Realized Gain (Loss) on
Investments                                                    (12,048)                     43,640

Net Unrealized Appreciation (Depreciation) of
Investments                                                   1,504,750                  1,278,600

Allowance for Management Incentive fee                          (3,159)                    (4,363)

Par Value                                                           405                        405

Paid In Capital in Excess of Par Value                       40,116,192                 40,117,704
                                                            -----------                -----------



     TOTAL NET ASSETS                                       $41,658,436                $42,719,620
                                                            ===========                ===========



Shares of Common Stock Outstanding; par value
$.01; 100,000 shares authorized                                  40,463                     40,463
                                                           ------------              -------------



NET ASSET VALUE PER SHARE                                     $1,029.54                  $1,055.77
                                                            ===========                ===========


See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.                              Fiscal Year End:  October 31, 1997
Statement of Operations (Unaudited)                                    Quarter Ended:  January 31, 1997





                                                          Quarter Ended             Quarter Ended
INVESTMENT INCOME                                      January 31, 1997          January 31, 1996
                                                       ----------------      --------------------



Interest Income                                         $     354,291            $       572,454
                                                         ------------             --------------



     TOTAL INCOME                                             354,291                    572,454
                                                         ------------             --------------



EXPENSES



Management Investment Advisory Fees                           126,337                     70,429

Administrative Fees & Shareholder Servicing Fees               15,168                     12,964

Custodial Fees                                                  2,100                      1,013

Legal Fees                                                     23,574                     12,426

Audit and Other Professional Service Fees                       6,931                      6,913

Directors' Fees and Expenses                                    7,561                      7,541

Shareholder Reports                                             3,025                      3,628

Organization Expenses                                           1,511                      1,512

Insurance Expense                                              18,955                     18,902

Miscellaneous Expenses                                             --                        251
                                                          -----------                -----------



     TOTAL EXPENSES                                           205,162                    135,579



Fees Waived and Reimbursed by Advisor                        (47,813)                   (56,848)
                                                         ------------                  ---------



     NET EXPENSES                                             157,349                     78,731
                                                         ------------               ------------



NET INVESTMENT INCOME                                         196,942                    493,723
                                                          -----------                -----------



REALIZED AND UNREALIZED GAIN /(LOSS) ON INVESTMENTS



Net Realized (Loss) on Security Transactions              $  (12,048)             $        (642)



Change in Unrealized Appreciation /(Depreciation)
on Investments                                                226,150                     21,631
                                                         ------------               ------------



NET REALIZED AND UNREALIZED GAIN /
(LOSS) ON INVESTMENTS                                         214,102                   (20,989)

Change in Management Incentive Fee                              1,204                         --
                                                              -------               ------------



NET INCREASE IN NET ASSETS RESULTING
FROM OPERATIONS                                         $     412,248               $    514,712
                                                        =============               ============



See Notes to Financial Statements.

                                           - 6 -

UST Private Equity Investors Fund, Inc.                              Fiscal Year End:  October 31, 1997
Statement of Changes in Net Assets (Unaudited)                         Quarter Ended:  January 31, 1997



                                                            Quarter Ended             Quarter Ended
                                                         January 31, 1997         January 31, 1996



OPERATIONS:



Net Investment Income                                  $        196,942              $    493,723

Net Realized Gain/(Loss) on Investments                        (12,048)                     (642)

Change in Unrealized Appreciation/(Depreciation) on
Investments                                                     226,150                    21,631
                                                         --------------               -----------



Net Increase in Net Assets Resulting From Operations            412,248                   514,712



DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                  (1,429,792)                  (389,452)

From Net Realized Gain On Investments                          (43,640)                        --
                                                          -------------                ----------



NET INCREASE/(DECREASE) IN NET ASSETS                       (1,061,184)                   125,260



NET ASSETS:

  Beginning of Period                                        42,719,620                40,152,439
                                                         --------------              ------------



  End of Period (including accumulated undistributed
    net investment income of $52,296 and $147,073)     $     41,658,436           $    40,277,699
                                                         ==============              ============



See Notes to Financial Statements.

                                           - 7 -

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

        (a)  Portfolio valuation:

        The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in unrestricted securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available or that are restricted are valued, pursuant to guidelines adopted by the Investment Advisor, under the supervision of the Board of Directors.

        (b)  Federal income taxes:

        It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

2.      Purchases and Sales of Securities

        Purchases and sales of securities for the three month period ended January 31, 1997, excluding short-term investments, for the Company aggregated $9,088,046 and $4,122,711, respectively. At January 31, 1997, the Company had outstanding investment commitments totaling $8,895,608.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's net asset value per common share was $1,029.54 at January 31, 1997, down $26.23 per share from the net asset value per common share of $1,055.77 at October 31, 1996. This decrease is primarily the result of the payment by the Company on December 20, 1996 of a dividend of $36.41 per share to shareholders of record on December 16, 1996.

Realized and Unrealized Gains and Losses from
Portfolio Investments

For the three months ended January 31, 1997 and 1996, the Company had net realized and unrealized losses from investments of $12,048 and $642, respectively. For the three months ended January 31, 1997 and 1996, the Company had a net change in unrealized appreciation on investments of $226,150 and $21,631, respectively.

Investment Income and Expenses

For the three months ended January 31, 1997, the Company had interest income of $354,291, and net operating expenses of $157,349, resulting in net investment income of $196,942 as compared to interest income of $572,454, and net operating expenses of $78,731, resulting in net investment income of $493,723 for the quarter ended January 31, 1996. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarter ended January 31, 1997 and January 31, 1996, the Managing Investment Adviser earned $126,337, and $70,429 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $47,813 and $56,848 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

At January 31, 1997, the Company's net assets were $41,658,436, a decrease of $1,061,184 from net assets of $42,719,620 at October 31, 1996.

Liquidity and Capital Resources

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

For fiscal 1996, the Company invested $8.5 million in four later stage venture capital and private middle market companies and committed to invest another $12.0 million in six venture capital, buyout and private equity funds. Funds needed to cover future operating expenses and portfolio investments are obtained from the Company's existing cash reserves, from interest income and from proceeds received from the sale of current investments.

During the quarter ended January 31, 1997, the Company committed to invest $3,000,000 in convertible preferred stock of Best Friends Pet Care, Inc., a company engaged in the business of providing boarding and grooming services for dogs and cats in the United States. The Company invested $3,000,000 in convertible preferred stock of QuickLogic Corporation, a company engaged in designing programmable semiconductors. The Company also invested $2,000,000 in convertible preferred stock of Cardiopulmonary Corporation, a company which developed a software-driven life support ventilator which is FDA approved. During the quarter ended January 31, 1997, the Company made a follow-on investment of $1,000,000 in convertible preferred stock of ProCommunications Inc.

At January 31, 1997, the Company held $131,249 in cash and $41,400,637 in investments as compared to $101 in cash and $42,763,179 in investments at October 31, 1996. These changes from October 31, 1996 were primarily the result of the Company's investment activities for the quarter ended January 31, 1997 and payment of cash dividend in December, 1996.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $3,104,392, representing capital calls, has been paid by the Company through January 31, 1997.

On December 20, 1996, the Company distributed $1,429,791.99 in income and $43,640 in short-term gain to shareholders of record as of December 16, 1996.

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



                             UST PRIVATE EQUITY INVESTORS FUND, INC.



                              /s/  David I. Fann
                             ---------------------------------------
                             By:   David I. Fann, President
                                   (Principal Executive Officer)


                              /s/  Brian Schmidt
                             ---------------------------------------
                             By:   Brian Schmidt, Treasurer
                                   (Principal Financial and Accounting Officer)





Date:  March 13, 1997