Form 10-Q
period 1997-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1997-06-16
CIK 930454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______
                         Commission File Number 0-24856


                      ------------------------------------


                     UST PRIVATE EQUITY INVESTORS FUND, INC.
             (Exact name of Registrant as specified in its charter)


               MARYLAND                                    13-3786385
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                     Identification No.)



                              114 West 47th Street
                             New York, NY 10036-1332
          (Address of principal executive offices, including zip code)

                                 (212) 852-1000
                     (Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   /X/                    No   /  /

As of April 30, 1997, there were 40,463 shares of the Registrant's Common Stock, $.001 par value, outstanding.


604208.1

                     UST PRIVATE EQUITY INVESTORS FUND, INC.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results to differ from future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.



          INDEX                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited).

          Portfolio of Investments as of April 30, 1997 (Unaudited) and October 31, 1996.

          Statement of Assets and Liabilities as of April 30, 1997 (Unaudited) and October 31, 1996.

          Statement of Operations for the three month period ended April 30, 1997 (Unaudited) and the three month period ended April 30, 1996 (Unaudited).

          Statement of Changes in Net Assets for the three month period ended April 30, 1997 and the three month period ended April 30, 1996 (Unaudited).

          Notes to Financial Statements (Unaudited).

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults upon Senior Securities

  Item 4. Submission of Matters to a Vote of Securityholders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES



604208.1

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited).


UST Private Equity Investors Fund, Inc.                                                  Fiscal Year End:  October 31, 1997
Portfolio of Investments                                                                     Quarter Ended:  April 30, 1997
---------------------------------------------------------------------------------------------------------------------------

                                                            April 30, 1997                       October 31, 1996
                                                             (unaudited)
                                                    -------------------------------     -----------------------------------
PORTFOLIO STRUCTURE

      PORTFOLIO COMPANIES                          $      21,912,336         50.77%    $        8,789,423            20.58%
      PRIVATE FUNDS                                        3,542,017          8.21%             2,151,372             5.04%
      SHORT-TERM INVESTMENTS:

         Commercial Paper                                  9,690,064         22.46%            13,599,186            31.83%

         Corporate Bonds                                   2,241,662          5.19%             9,937,594            23.26%

         U.S. Government & Agency Obligations                996,065          2.31%             5,483,053            12.83%

         Other Short-term Investments                      4,329,857         10.03%             2,802,551             6.56%
                                                    ----------------    -----------     -----------------    --------------

TOTAL INVESTMENTS                                         42,712,001         98.97%            42,763,179           100.10%
OTHER ASSETS & LIABILITIES (NET)                             444,965          1.03%              (43,559)            -0.10%
                                                    ----------------    -----------     -----------------    --------------

NET ASSETS                                         $      43,156,966        100.00%    $       42,719,620           100.00%
                                                    ================    ===========     =================    ==============





604208.1



UST Private Equity Investors Fund, Inc.                        Fiscal Year End:  October 31, 1997
Statement of Assets and Liabilities                                Quarter Ended:  April 30, 1997
-------------------------------------------------------------------------------------------------

                                                           April 30, 1997
ASSETS                                                      (unaudited)       October 31, 1996
------------------------------------------------------  -------------------   ----------------

Investment Securities, at Cost                           $    39,788,735        $ 41,484,579
                                                         ===============        ============

Investment Securities, at Value                               42,712,001          42,763,179


Cash                                                             327,531                 101
Interest Receivable                                              180,643             514,760
Prepaid Assets                                                    74,934              37,029
Unamortized Organization Costs                                    19,511              22,480

          TOTAL ASSETS                                        43,314,620          43,337,549
                                                         ---------------        ------------

LIABILITIES
-------------------------------------------------

Payable for Investments Purchased                                     --             477,950
Managing Investment Advisory Fees Payable                         86,306              36,658
Administration & Shareholder Servicing Fees Payable               15,438              14,695
Directors Fees Payable                                            14,877              30,000
Accrued Expenses and Other Payables                               41,033              58,626
                                                         ---------------        ------------

          TOTAL LIABILITIES                                      157,654             617,929
                                                         ---------------        ------------

NET ASSETS                                               $    43,156,966        $ 42,719,620
                                                         ===============        ============



NET ASSETS CONSIST OF
-------------------------------------------------

Accumulated Undistributed Net Investment Income          $      130,798         $  1,283,634
Accumulated Net Realized Gain (Loss) on Investments             (12,048)              43,640
Net Unrealized Appreciation/(Depreciation) of Investments      2,923,266           1,278,600
Allowance for Management Incentive                               (3,159)             (4,363)
Par Value                                                            405                 405
Paid In Capital in Excess of Par Value                        40,117,704          40,117,704
                                                         ---------------        ------------

          TOTAL NET ASSETS                               $    43,156,966        $ 42,719,620
                                                         ===============        ============

Shares of Common Stock Outstanding                                40,463              40,463
                                                         ---------------        ------------

NET ASSET VALUE PER SHARE                                $      1,066.58        $   1,055.77
                                                         ===============        ============


604208.1



UST Private Equity Investors Fund, Inc.                                                      Fiscal Year End:  October 31, 1997
Statement of Operations (unaudited)                                                              Quarter Ended:  April 30, 1997
-------------------------------------------------------------------------------------------------------------------------------

                                                                                  Fiscal                          Prior Fiscal
                                                           Quarter Ended       Year To Date      Quarter Ended    Year To Date
INVESTMENT INCOME                                          April 30, 1997     April 30, 1997    April 30, 1996   April 30, 1996
                                                        -------------------- ----------------- ----------------- --------------

Interest Income                                       $       251,654      $      605,945    $        500,610  $      1,073,064
                                                        -------------        ------------      --------------    --------------

          TOTAL INCOME                                        251,654             605,945             500,610         1,073,064
                                                        -------------        ------------      --------------    --------------


EXPENSES

Management Investment Advisory Fees                           136,471             262,808              82,386           152,815
Administrative Fees & Shareholder Servicing Fees               14,674              29,842              12,383            25,347
Custodial Fees                                                  2,109               4,209               1,002             2,015
Legal Fees                                                     35,261              58,835               8,522            20,948
Audit and Other Professional Service Fees                       6,803              13,734               5,941            12,854
Directors' Fees and Expenses                                    7,315              14,876               7,378            14,919
Shareholder Reports                                             2,926               5,951               2,676             6,304
Organization Expenses                                           1,461               2,972               1,476             2,988
Insurance Expense                                              18,337              37,292              18,493            37,395
Miscellaneous Expenses                                             --                  --                  --               251
                                                        -------------        ------------      --------------    --------------

          TOTAL EXPENSES                                      225,357             430,519             140,257           275,836

Fees Waived and Reimbursed by Advisor                        (53,717)           (101,530)            (43,823)         (100,671)
                                                        -------------        ------------      --------------    --------------

          NET EXPENSES                                        171,640             328,989              96,434           175,165
                                                        -------------        ------------      --------------    --------------

NET INVESTMENT INCOME                                 $        80,014      $      276,956             404,176           897,899
                                                        -------------        ------------      --------------    --------------


REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS


Net Realized Gain/(Loss) on Security Transactions     $            --      $     (12,048)    $            121  $          (521)

Change in Unrealized Appreciation / (Depreciation)
  on Investments                                            1,418,516           1,644,666            (57,388)          (35,757)
                                                        -------------        ------------      --------------    --------------

NET REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS                                            1,418,516           1,632,618            (57,267)          (36,278)

Change in Management Incentive Fee                                 --               1,204                  --                --
                                                        -------------        ------------      --------------    --------------

NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                     $     1,498,530      $    1,910,778    $        346,909  $        861,621
                                                        =============        ============      ==============    ==============



604208.1



UST Private Equity Investors Fund, Inc.                                                         Fiscal Year End:  October 31, 1997
Statement of Changes in Net Assets (unaudited)                                                      Quarter Ended:  April 30, 1997
----------------------------------------------------------------------------------------------------------------------------------

                                                                                Fiscal                            Prior Fiscal
                                                       Quarter Ended         Year To Date       Quarter Ended     Year To Date
                                                       April 30, 1997        April 30, 1997     April 30, 1996    April 30, 1996
                                                       ------------------------------------------------------------------------

OPERATIONS:

Net Investment Income                                 $      80,014     $         276,956   $         404,176  $        897,899
Net Realized Gain (Loss) on Investments                          --              (12,048)                 121             (521)
Change in Unrealized Appreciation / (Depreciation)
   on Investments                                         1,418,516             1,644,666            (57,388)          (35,757)
Change in Allowance for Management Incentive Fee                 --                 1,204                  --                --
                                                       ------------       ---------------    ----------------    --------------

Net Increase in Net Assets
   Resulting From Operations                              1,498,530             1,910,778             346,909           861,621

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                       --           (1,429,792)                  --         (389,452)
From Net Realized Gain on Investments                            --              (43,640)                  --                --
                                                       ------------       ---------------    ----------------    --------------

NET INCREASE IN NET ASSETS                                1,498,530               437,346             346,909           472,169

NET ASSETS:
   Beginning of Period                                   41,658,436            42,719,620          40,277,699        40,152,439
                                                       ------------       ---------------    ----------------    --------------

   End of Period                                      $  43,156,966     $      43,156,966   $      40,624,608        40,624,608
                                                       ============       ===============    ================    ==============


604208.1

UST Private Equity Investors Funds, Inc.   Fiscal Year Ended:  October 31, 1997
Notes to Financial Statements                    Quarter Ended:  April 30, 1997
-------------------------------------------------------------------------------



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

2.   Purchases and Sales of Securities

     Purchase and sales of securities for the three month period ended April 30, 1997, excluding short-term investments, for the Company aggregated $3,831,121 and $2,000,000, respectively. At April 30, 1997, the Company had outstanding investment commitments totaling $8,457,983.

604208.1

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.

Results of Operations
---------------------

THREE-MONTH PERIOD ENDED APRIL 30, 1997 AS COMPARED
TO THE SIMILAR PERIOD IN 1996

The Company's net asset value per common share was $1,066.58 at April 30, 1997, up $37.04 per share from the net asset value per common share of $1,029.54 at January 31, 1997. This increase was the result of appreciation on three companies, Corsair Corporation, Cardiopulmonary and Rental Services Corp. Corsair and Cardiopulmonary received additional financings at higher valuations. Rental Services' position is no longer valued at a discount now that it is freely tradeable. The Company's net asset value per common share was $1,003.99 at April 30, 1996, up $8.57 per share from the net asset value per common share of $995.42 at January 31, 1996.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended April 30, 1997 and 1996, the Company had a net realized gain/(loss) from investments of $0 and $121, respectively. For the three months ended April 30, 1997 and 1996, the Company had a net change in unrealized appreciation/(depreciation) on investments of $1,418,516 and $(57,388), respectively.

Investment Income and Expenses
------------------------------

For the three months ended April 30, 1997, the Company had interest income of $251,654, and net operating expenses of $171,640, resulting in net investment income of $80,014 as compared to interest income of $500,610, and net operating expenses of $96,434, resulting in net investment income of $404,176 for the quarter ended April 30, 1996. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarter ended April 30, 1997 and April 30, 1996, the Managing Investment Adviser earned $136,471, and $82,386 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $53,717 and $43,823 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
----------

At April 30, 1997, the Company's net assets were $43,156,966, an increase of $1,498,530 from net assets of $41,658,436 at January 31, 1997. The Company's net assets at April 30, 1996 were $40,624,608 up $364,909 from net assets of $40,277,699 at January 31, 1996.

Liquidity and Capital Resources
-------------------------------

The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its

604208.1
available cash in short-term investments of marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

During the quarter ended April 30, 1997, the Company invested $2.5 million in Abtox Inc., a manufacturer of gas plasma sterilizers used in hospitals and the medical device industry.

At April 30, 1997, the Company held $327,531 in cash and $42,712,001 in investments as compared to $101 in cash and $42,763,179 in investments at October 31, 1996. These changes from October 31, 1996 were primarily the result of the Company's investment activities for the quarter ended April 30, 1997 and payment of cash dividend in December, 1996.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $3,542,017, representing capital calls, has been paid by the Company through April 30, 1997.

On December 20, 1996, the Company distributed $1,429,791.99 in income and $43,640 in short-term gain to shareholders of record as of December 16, 1996.



Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

          Not Applicable.



Part II.  Other Information



Item 1.   Legal Proceedings.

          There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.


604208.1

     (a)  Exhibits.

          Exhibit No.
          -----------

          (27)  Financial Date Schedule (for EDGAR filing purposes only).

     (a) The following reports on Form 8-K were filed during the quarter ended April 30, 1997:

          None.



604208.1

                              CONFORMED SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:  June 13, 1997             /s/ David I Fann
                                -----------------------------------------------
                                By:  David I. Fann
                                     President and Principal Executive Officer


Date:  June 13, 1997             /s/ Brian Schmidt
                                -----------------------------------------------
                                By:  Brian Schmidt
                                     Treasurer and Principal Financial and
                                     Accounting Officer




604208.1