Form 10-Q
period 1997-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1997-09-12
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1997

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


                          Yes /x/                   No  / /

   As of July 31, 1997, there were 40,463 shares of the Registrant's Common Stock, $.001 par value, outstanding.

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


                INDEX                                                  PAGE NO.

       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited).

                Portfolio of Investments as of July 31, 1997 (Unaudited) and October 31, 1996.

               Statement of Assets and Liabilities as of July
                31, 1997 (Unaudited) and October 31, 1996.

               Statement of Operations for the three month period ended July 31, 1997 (Unaudited) and the three month period ended July 31, 1996 (Unaudited).

               Statement of Changes in Net Assets for the three month period ended July 31, 1997 and the three month period ended July 31, 1996 (Unaudited).

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

Part I.      Financial Information

Item 1.      Financial Statements.


UST Private Equity Investors Fund, Inc.                                              Fiscal Year End:  October 31, 1997
Portfolio of Investments                                                                  Quarter Ended:  July 31, 1997
------------------------------------------------------------------------------------------------------------------------


                                                     July 31, 1997                    October 31, 1996
                                             ------------------------------    --------------------------------
PORTFOLIO STRUCTURE                                   (Unaudited)
         PORTFOLIO COMPANIES                     $ 28,280,519       62.74%            $ 8,789,423       20.58%
         PRIVATE FUNDS                              4,342,633        9.63%              2,151,372        5.04%
         SHORT-TERM INVESTMENTS:
         Commercial Paper                           5,543,004       12.30%             13,599,186       31.83%
         Corporate Bonds                              489,705        1.08%              9,937,594       23.26%
         U.S. Government & Agency                   2,734,944        6.07%              5,483,053       12.83%
          Obligations
         Repurchase Agreement                       2,451,000        3.44%                     --           --
         Other Short-term Investments               1,066,825        2.37%              2,802,551        6.56%
                                                    ---------        -----              ---------        -----
TOTAL INVESTMENTS                                  44,908,630       99.63%             42,763,179      100.10%
OTHER ASSETS & LIABILITIES (NET)                      166,369        0.37%               (43,559)       -0.10%
                                                      -------        -----               --------       ------
NET ASSETS                                       $ 45,074,999      100.00%           $ 42,719,620      100.00%
                                                  ===========      =======            ===========      =======


UST Private Equity Investors Fund, Inc.                                                       Fiscal Year End:  October 31, 1997
Statement of Assets and Liabilities                                                                Quarter Ended:  July 31, 1997
--------------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                          July 31, 1997               October 31, 1996
----------------------------------------------------------------------
                                                                                 (unaudited)

Investment Securities, at Cost                                              $          41,191,133       $            41,484,579
                                                                            ======================      ========================

Investment Securities, at Value                                                         44,908,630                    42,763,179


Cash                                                                                       239,948                           101
Receivables:
  Interest                                                                                  69,685                       514,760
  For Investments Sold                                                                     121,348                            --
Prepaid Assets                                                                              55,979                        37,029
Unamortized Organization Costs                                                              18,001                        22,480
                                                                            ----------------------      ------------------------
                           TOTAL ASSETS                                                 45,413,591                    43,337,549
                                                                            ----------------------      ------------------------

LIABILITIES
----------------------------------------------------------------------
Payable for Investments Purchased                                                               --                       477,950
Managing Investment Advisory Fees Payable                                                  244,428                        36,658
Administration & Shareholder Servicing Fees Payable                                         14,924                        14,695
Directors Fees Payable                                                                      22,438                        30,000
Accrued Expenses and Other Payables                                                         56,802                        58,626
                                                                            ----------------------      ------------------------
                           TOTAL LIABILITIES                                               338,592                       617,929
                                                                            ----------------------      ------------------------
NET ASSETS                                                                  $          45,074,999       $            42,719,620
                                                                            ======================      ========================

NET ASSETS CONSIST OF
----------------------------------------------------------------------
Accumulated Undistributed Net Investment Income                                            241,169                     1,283,634
Accumulated Net Realized Gain (Loss) on Investments                                      1,115,071                        43,640
Net Unrealized Appreciation/(Depreciation) of Investments                                3,717,497                     1,278,600
Allowance for Management Incentive                                                       (116,847)                       (4,363)
Par Value                                                                                      405                           405
Paid In Capital in Excess of Par Value                                                  40,117,704                    40,117,704
                                                                            ----------------------      ------------------------
                           TOTAL NET ASSETS                                 $          45,074,999       $            42,719,620
                                                                            ======================      ========================

Shares of Common Stock Outstanding                                                          40,463                        40,463
                                                                            ----------------------      ------------------------

NET ASSET VALUE PER SHARE                                                                $1,113.98                     $1,055.77
                                                                                         =========                     =========

UST Private Equity Investors Fund, Inc.                                                        Fiscal Year End:  October 31, 1997
Statement of Operations (Unaudited)                                                                 Quarter Ended:  July 31, 1997
---------------------------------------------------------------------------------------------------------------------------------

                                                                                 Fiscal                            Prior Fiscal
                                                            Quarter Ended      Year To Date      Quarter Ended     Year To Date
INVESTMENT INCOME                                           July 31, 1997      July 31, 1997     July 31, 1996    July 31, 1996

Interest Income                                         $        191,471   $        797,416  $         485,066  $      1,558,130
Dividend Income                                                  120,606            120,606                 --                --
                                                          ---------------    ---------------   ----------------   ---------------

          TOTAL INCOME                                           312,077            918,022            485,066         1,558,130
                                                          ---------------    ---------------   ----------------   ---------------


EXPENSES

Management Investment Advisory Fees                              158,862            421,670             90,756           243,571
Administrative Fees & Shareholder Servicing Fees                  15,169             45,011             12,645            37,992
Custodial Fees                                                     2,274              6,483              1,031             3,046
Legal Fees                                                        22,388             81,223             25,198            46,146
Audit and Other Professional Service Fees                          7,033             20,767              6,073            18,927
Directors' Fees and Expenses                                       7,562             22,438              7,540            22,459
Shareholder Reports                                                   --              5,951              2,737             9,041
Organization Expenses                                              1,511              4,483              1,511             4,499
Insurance Expense                                                 18,954             56,246             18,954            56,349
Miscellaneous Expenses                                                --                 --                 --               251
                                                          ---------------    ---------------   ----------------   ---------------

          TOTAL EXPENSES                                         233,753            664,272            166,445           442,281

Fees Waived and Reimbursed by Advisor                            (32,047)          (133,577)           (59,235)         (159,906)
                                                          ---------------    ---------------   ----------------   ---------------

          NET EXPENSES                                           201,706            530,695            107,210           282,375
                                                          ---------------    ---------------   ----------------   ---------------

NET INVESTMENT INCOME                                   $        110,371   $        387,327            377,856         1,275,755
                                                          ---------------    ---------------   ----------------   ---------------


REALIZED AND UNREALIZED GAIN/( LOSS)
  ON INVESTMENTS


Net Realized Gain (Loss) on Security Transactions       $      1,127,119   $      1,115,071  $              --  $           (521)

Change in Unrealized Appreciation / (Depreciation)
  on Investments                                                 794,231          2,438,897              2,554           (33,203)
                                                          ---------------    ---------------   ----------------   ---------------

NET REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS                                               1,921,350          3,553,968              2,554           (33,724)

Change in Management Incentive Fee                              (113,688)          (112,484)                --                --
                                                          ---------------    ---------------   ----------------   ---------------

NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                       $      1,918,033   $      3,828,811  $         380,410  $      1,242,031
                                                          ===============    ===============   ================   ===============

UST Private Equity Investors Fund, Inc.                                                           Fiscal Year End:  October 31, 1997
Statement of Changes in Net Assets (Unaudited)                                                         Quarter Ended:  July 31, 1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                                Fiscal                                Prior Fiscal
                                                            Quarter Ended      Year To Date       Quarter Ended       Year To Date
                                                          July 31, 1997       July 31, 1997     July 31, 1996        July 31, 1996

OPERATIONS:

Net Investment Income                                  $         110,371  $         387,327  $          377,856  $        1,275,755
Net Realized Gain (Loss) on Investments                        1,127,119          1,115,071                  --                (521)
Change in Unrealized Appreciation / (Depreciation)
   on Investments                                                794,231          2,438,897               2,554             (33,203)
Change in Allowance for Management Incentive Fee                (113,688)          (112,484)                 --                   --
                                                         ----------------   ----------------   -----------------  ------------------

Net Increase in Net Assets
   Resulting From Operations                                   1,918,033          3,828,811             380,410            1,242,031

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                            --         (1,429,792)                 --            (389,452)
From Net Realized Gain on Investments                                 --            (43,640)                 --                   --
                                                         ----------------   ----------------   -----------------   -----------------

NET INCREASE IN NET ASSETS                                     1,918,033          2,355,379             380,410              852,579

NET ASSETS:
   Beginning of Period                                        43,156,966         42,719,620          40,624,608           40,152,439
                                                         ----------------   ----------------   -----------------   -----------------

   End of Period                                       $      45,074,999  $      45,074,999  $       41,005,018           41,005,018
                                                         ================   ================   =================   =================

UST Private Equity Investors Funds, Inc.    Fiscal Year Ended:  October 31, 1997
Notes to Financial Statements                     Quarter Ended:  April 30, 1997
--------------------------------------------------------------------------------



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

2. Purchases and Sales of Securities

         Purchase and sales of securities for the three month period ended July 31, 1997, excluding short-term investments, for the Company aggregated $7,053,818 and $3,666,988, respectively. At July 31, 1997, the Company had outstanding investment commitments totaling $8,157,367.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.

Results of Operations
---------------------


THREE-MONTH PERIOD ENDED JULY 31, 1997 AS COMPARED TO THE SIMILAR PERIOD IN 1996

The Company's net asset value per common share was $1,113.98 at July 31, 1997, up $47.40 per share from the net asset value per common share of $1,066.58 at April 30, 1997. This increase was primarily the result of appreciation on two companies, Corsair Corporation and Rental Services Corp. On July 30, 1997 Corsair completed an initial public offering priced at $15.00 per share, closed at 19-13/16 per share on July 31 and is valued at 20% discount ($15.80 per share) reflecting a six month underwriting lock-up agreement. The Company's adjusted cost basis, post stock split, is $8.25 per share. Rental Services is once again valued at a 10% discount ($23.51 per share) reflecting an underwriters lock-up agreement signed as the result of the Company's participation in a secondary offering. The Company's net asset value per common share was $1013.40 at July 31, 1996, up $9.41 per share from the net asset value per common share of $1,003.99 at April 30, 1996.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended July 31, 1997 and 1996, the Company had a net realized gain/(loss) from investments of $1,127,119 and $0, respectively. For the three months ended July 31, 1997 and 1996, the Company had a net change in unrealized appreciation/(depreciation) on investments of $794,231 and $2,554, respectively. The realized gains were primarily the result of the sale of 95,103 shares of Rental Services. The unrealized gains resulted from the appreciation of Rental Services and Corsair.

Investment Income and Expenses
------------------------------

For the three months ended July 31, 1997, the Company had interest income of $191,471, dividend income of $120,606, and net operating expenses of $201,706, resulting in net investment income of $110,371 as compared to interest income of $485,066, and net operating expenses of $107,210, resulting in net investment income of $377,856 for the quarter ended July 31, 1996. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and increase in assets invested in private companies and private funds. Dividend income represents distributions from private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended July 31, 1997 and 1996, the Managing Investment Adviser earned $158,862, and $90,756 in management fees, respectively. In addition, for the quarter ended July 31, 1997, the change in allowance for the Management Incentive Fee was $113,688. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $32,047 and $59,235 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
----------

At July 31, 1997, the Company's net assets were $45,074,999, an increase of $1,918,033 from net assets of $43,156,966 at April 30, 1997. The Company's net assets at July 31, 1996 were $41,005,018, up $380,410 from net assets of $40,624,608 at April 30, 1996.

Liquidity and Capital Resources
-------------------------------

The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise.

During the quarter ended July 31, 1997, the Company invested $2,000,000 in Series C Convertible Preferred Party Stores Holdings, Inc. (d/b/a The Party Experience), a northeastern based party superstore chain; $1,249,500 in Series F Convertible Preferred in Logicvision, a developer of built-in semi-conductor testing products; $2,000,000 in Series A Redeemable Preferred and Warrants in P3 Inc. (d/b/a Plynetics Experience), a provider of rapid phototyping and rapid tooling servicer; and $500,000 in Series V Convertible Preferred Neo-Vista Software, Inc., a developer of data mining tools and applications for the financial services and retail sectors.

At July 31, 1997, the Company held $239,948 in cash and $44,908,630 in investments as compared to $101 in cash and $42,763,179 in investments at October 31, 1996. These changes from October 31, 1996 were primarily the result of the Company's investment activities for the quarter ended July 31, 1997 and payment of cash dividend in December, 1996.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $4,342,633 representing capital calls, has been paid by the Company through July 31, 1997.

On December 20, 1996, the Company distributed $1,429,792 in income and $43,640 in short-term gain to shareholders of record as of December 16, 1996.



Item 3.      Quantitative and Qualitative Disclosure About Market Risk.

             Not Applicable.



Part II.     Other Information



Item 1.      Legal Proceedings.

             There are no legal proceedings pending or, to the Company's best knowledge, against the Company.



Item 2.      Changes in Securities.

             None.

Item 3.      Defaults upon Senior Securities.

             None.


Item 4.      Submission of Matters to a Vote of Security Holders.

             None.


Item 5.      Other Information.


             Not applicable.


Item 6.      Exhibits and Reports on Form 8-K.

             (a)      Exhibits.

                      Exhibit No.

                      (27) Financial Date Schedule (for EDGAR filing purposes
                           only).

             (a) The following reports on Form 8-K were filed during the quarter ended July 31, 1997:

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:       September 12, 1997        /s/ David I. Fann
                                      ------------------------------------------
                                  By: David I. Fann
                                      President and Principal Executive Officer



Date:       September 12, 1997        /s/ Brian Schmidt
                                      -----------------------------------------
                                  By:  Brian Schmidt
                                       Treasurer and Principal Financial and
                                       Accounting Officer