Form 10-K
period 1997-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1998-01-28
CIK 930454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from ______ to ______
                         Commission File Number 0-24856


                      ------------------------------------


                     UST PRIVATE EQUITY INVESTORS FUND, INC.
             (Exact name of Registrant as specified in its charter)


                     MARYLAND                             13-3786385
                     --------                             ----------
         (State or other jurisdiction of                 (IRS Employer
          incorporation or organization)              Identification No.)

                              114 West 47th Street
                             New York, NY 10036-1532
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:  (212) 852-1000

                Title of Each Class         Name of Exchange on Which Registered
                -------------------         ------------------------------------
                       None                                  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1997 was 40,463 shares. No active market for the shares of the registrant exists; therefore, the market value of such shares cannot be determined.




637369.5

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated December 16, 1994, as supplemented by supplements thereto dated August 28, 1995 and October 31, 1995, (the "Prospectus") are incorporated by reference in Part I, Part II and Part III hereof.

                     UST PRIVATE EQUITY INVESTORS FUND, INC.
                                      INDEX


Item No.                                                                                                 Form 10-K
                                                                                                          Report
                                                                                                           Page


                                                   PART I
1.       Business...................................................................................
2.       Properties.................................................................................
3.       Legal Proceedings..........................................................................
4.       Submission of Matters to a Vote of Security Holders........................................
                                                   PART II
5.       Market for Registrant's Common Equity and Related Stockholder Matters......................
6.       Selected Financial Data....................................................................
7.       Management's Discussion and Analysis of Financial Condition and Results of
         Operations.................................................................................
8.       Financial Statements and Supplementary Data................................................
9.       Changes in and Disagreements with Accountants and Financial Disclosure.....................
                                                  PART III
10.      Directors and Executive Officers of the Registrant.........................................
11.      Executive Compensation ....................................................................
12.      Security Ownership of Certain Beneficial Owners and Management.............................
13.      Certain Relationships and Related Transactions.............................................
                                                   PART IV
14.      Exhibits, Financial Statements, Schedules, and Reports on Form 8-K.........................


                                   SIGNATURES

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "RISK FACTORS" AS SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO. 33-84290) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

637369.5
                                       -2-

                                     PART I

Item 1.           Business

Formation:
---------

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

United States Trust Company of New York (the "Managing Investment Adviser" or "U.S. Trust") provides investment management services to the Company pursuant to a management agreement originally dated December 9, 1994, as amended (the "Management Agreement"), between the Managing Investment Adviser and the Company. The Managing Investment Adviser is a subsidiary of U.S. Trust Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

Pursuant to a Registration Statement on Form N-2 (File No. 33-84290) which was declared effective on December 16, 1994, the Company publicly offered up to 50,000 shares of common stock (the "Shares") at $1,000 per Share. The Company held its initial and final closings on July 31, 1995, and October 31, 1995 representing over $28.0 million and $12.4 million, respectively. The Company sold a total of 40,463 Shares in the public offering (after taking into account the 1 Share purchased for $1,000 on September 16, 1994, by David I. Fann, the Company's President). Gross proceeds received by the Company for the sale of its Shares during 1995 totaled $40,463,000 and net proceeds after the payment of offering and organizational expenses totaled $40,117,109. Shares of the Company were made available through U.S. Trust Company of California, N.A. (the "Selling Agent") to clients of U.S. Trust and its affiliates who meet the Company's investor suitability standards.

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

Portfolio Investments:
----------------------

The Company commenced investment operations on August 1, 1995 and during the year ended October 31, 1997 ("Fiscal 1997"), the Company's investment portfolio consisted of securities with an aggregate cost of $41,829,598 and a fair value of $47,016,190. The Company has

637369.5
                                       -3-
invested $26.6 million in twelve later stage venture capital and private middle market companies (two of which are now public companies) and committed to invest another $12.0 million in six venture capital, buyout and private equity funds.

The following is a description of the Company's investments as of October 31, 1997 and which are more fully set forth in Item 8.

AbTox, Inc. is a manufacturer of gas plasma sterilizers used in hospitals. The use of minimally invasive surgical tools (e.g., lapryscopes and endoscopes) has become widespread requiring more advanced sterilization methods. The sterilizers are FDA approved and Abtox has a strong intellectual property position. The Company led the financing which was completed in February 1997. It also currently holds a position on the Board of Directors.

Best Friends Pet Care Inc. is a pet boarding and grooming provider. It has located its kennels to allow for consumer access while providing quality pet care. Best Friends is currently building several new facilities throughout the Northeast modeled after its Norwalk, CT center.

Cardiopulmonary Corp. is a manufacturer of "smart" ventilators which gauge the respiratory strength of an acute or sub-acute patient. The technology was developed at Yale University Hospital - New Haven and is FDA approved. The company began shipping product in 1997.

LogicVison, Inc. is a developer of built-in semiconductor testing software. As semiconductors become more complex testing becomes increasingly difficult and even more critical. One approach entails designing the chip and the testing method concurrently, and incorporating the testing function on the chip to allow for self-testing.

NeoVista Software, Inc. is a company engaged in developing data mining software applications. Data mining is an emerging industry segment resulting from the investment by companies in data warehouses. Data mining allows companies to discover non-obvious relationships by applying various artificial intelligence algorithms to their data warehouses. NeoVista's current customer base includes several large banks, leading insurance companies, and national retailers.

The Party Experience, Inc./Party Stores Holdings, Inc. is a regional retail store chain (primarily New York and Massachusetts) focused on the concept of selling party and party-related merchandise (plates, decorations, balloons, etc.) at discount prices. Currently, the Company holds a seat on the Board of Directors.

P2 Holdings Corporation/Plynetics is a leading provider of a broad range of integrated rapid prototyping and rapid tooling services. Corporations have begun outsourcing these services in order to shorten product development cycles and reduce production costs. The Company currently serves on the Board of Directors.

QuickLogic Corporation is a manufacturer and developer of programmable logic devices and field programmable gate array (FPGA) semiconductors.

Rental Service Corporation ("RSC") (ticker: "RSV", New York Stock Exchange) is a public middle-market company engaged in the equipment rental business in the United States. The Company sold approximately two-thirds of its position at $19.83 per share in May 1997. The closing price at October 31, 1997 was $26.75 per share. As of October 31, 1997, this position was carried at a 10% discount to the closing price reflecting certain sale restrictions.


637369.5
                                       -4-

CommSite International Inc. is a private venture capital backed company engaged in the business of providing site acquisition and site management services to the wireless telecommunications industry. CommSite has contracts with several major carriers to build out cellular, paging, specialized mobile radio, and personal communications services networks. In 1997, CommSite substantially grew its customer base and, as a consequence, its revenue. The Company continues to be active on the Board of Directors.

ProCommunications, Inc. is a company which provides telephone answering and inbound call services for small and medium sized businesses. Its strategy is to consolidate the inbound teleservice industry while cross-selling additional value-added services. The Company currently maintains a seat on the Board of Directors.

Corsair Communications, Inc. is a provider of equipment and services to combat cellular telephone fraud and to improve cellular networks which completed its initial public offering in July 1997 at $15.00 per share. The closing stock price as of the Company's fiscal year end was $23.25 per share. The Company is currently carrying this position at a 15% discount or $19.76 per share reflecting restrictions of sale.

Sevin Rosen V, L.P. is a venture capital fund focused on investing in early stage companies in the communication, health care, and computer software and hardware sectors. Over the last year, Sevin Rosen has made two distributions. The first distribution resulted from the initial public offering of Ciena (ticker: "CIEN", NASDAQ), a company whose products expand the capacity of fiber optic lines in telecommunications applications. The Company received 13,228 shares with a cost basis of $1.40 per share which the Company then sold at an average price of $52.05. The second distribution resulted from the sale of Integrity QA, a software company, to Pure Atria. In this case, the Company received 4,683 shares with a cost basis of $1.85 per share which the Company then sold at an average price of $13.45 per share. To date, Sevin Rosen has made 18 other investments including: Capstone Turbine Corp., a developer of a highly efficient, low emission small turbine generator; and a company which is developing a proprietary spectrum management system for analog and digital cellular networks.

Lawrence, Smith & Horey, III, L.P. is a later-stage venture capital firm focused on investing in companies on the East coast. It is currently invested in six companies in various industry segments including: an Internet classified advertisement company; a switched telecommunications company providing enhanced fax services; and a start-up of a regional airline. It has also co-invested with the Company in CommSite, ProCommunications and Best Friends.

Morgenthaler Venture Partners IV, L.P. is a Cleveland based venture capital/buyout firm investing in information technology and healthcare companies at various stages of development as well as buyouts of basic businesses. The current portfolio consists of eleven companies including: CardioThoracic Systems, Inc. (ticker: "CTSI", NASDAQ) which completed its initial public offering in April 1996; a buyout investment of a manufacturer of metal conveyor belts and wire products; and a developer of pharmaceuticals for diabetes, rheumatoid arthritis and multiple sclerosis. One company in the portfolio has been sold - AneuRx, Inc. which was acquired by Medtronic, a public company, at over 2.5 times Morgenthaler's cost basis.

Brentwood Associates Buyout Fund, II, L.P. is a private equity investment firm specializing in consolidation buyouts of businesses operating within fragmented industries. To date, Brentwood has invested in an Internet education company targeting the K - 12 grades; a provider of educational promotional materials for pharmaceutical companies; and a value based specialty movie theater and family entertainment company.


637369.5
                                       -5-

Bruckmann, Rosser, Sherrill & Co., L.P. is a buyout fund based in New York. It has effected seven acquisitions to date and several add-on acquisitions for their portfolio companies. These include: the California Pizza Kitchen, a specialty restaurant chain; a manufacturer of high quality activewear; Restaurant Associates, a provider of food services, catering and restaurant management; and Jitney-Jungle Stores of America, Inc., a grocery retailer in the Southeastern U.S. which has subsequently acquired Delchamps, Inc.

Vanguard Venture V Partners, L.P. is a early stage venture capital firm targeting technology and healthcare companies. Their current investment portfolio consists of fifteen companies including: a company that designs and sells network server appliances tailored to the needs of Internet and Internet server products; a company developing a high speed router based on parallel processing computer technology; and a company which is using technology licenses from NASA to produce materials for biotechnology applications.


Competition:
------------

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


Employees:
---------

At October 31, 1997, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

Item 2.           Properties.

The Company does not own or lease physical properties.

Item 3.           Legal Proceedings.

The Company is not party to any material pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



637369.5
                                       -6-

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.

The Company has 100,000 Shares authorized, of which 40,463 Shares were issued and outstanding on October 31, 1997. On December 19, 1997, the Company declared a dividend payable to shareholders of record on December 18, 1997 in the amount of $46.55 per share.

There is no established public trading market for the Company's Shares.


Item 6.           Selected Financial Data.

All selected financial data for the years ended October 31, 1997, 1996 and the period commencing on August 1, 1995 (inception) and ending on October 31, 1995 may be found in the financial statements.
See Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:
-------------------------------

At October 31, 1997, the Company held $47,016,190 in investments as compared to $101 in cash and $42,763,179 in investments at October 31, 1996. At October 31, 1997, investments included $4,497,794 in commercial paper, $1,986,001 in corporate bonds, $4,049,484 in U.S. Government and agency obligations, $5,312,037 in private investment funds, $21,803,178 in private companies, $8,320,261 in public companies and $1,047,435 in short-term investments.

In connection with the Company's commitments to private funds in the amount of $12,000,000, since inception, a total of $5,312,042, representing capital calls, was paid by the Company; comprised of $3,160,665 in fiscal 1997 and $2,151,372 in prior years.

Results of Operations:
---------------------

Investment Income and Expenses

For fiscal 1997, the Company had interest income of $959,878, and net operating expenses of $743,207, resulting in net investment income of $216,671 as compared to interest income of $2,042,949, and net operating expenses of $411,153, resulting in net investment income of $1,631,796 for the fiscal year ended October 31, 1996.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the fiscal years ended October 31, 1997, and October 31, 1996 the Managing Investment Adviser earned $588,909 and $350,156 in management fees, respectively. In addition, for the same periods, the Managing Investment Advisor

637369.5
                                       -7-
received $117,732 and $4,363 in management incentive fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $165,453 and $231,177 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.


Net Assets

The Company's net asset value per common share was $1,165.99 at October 31, 1997, up $110.22 per share from the net asset value per common share of $1055.77 at October 31, 1996. This increase is primarily the result of appreciation on Corsair Communications and Rental Service Corporation ("Rental") and realized gain on Rental.

For fiscal 1997, the Company had a net increase in net assets resulting from operations of $5,933,283 ($146.64 per share), comprised of net investment income totaling $216,671 ($5.35 per share), and realized and unrealized gains of $5,834,344 ($144.20 per share) and allowance for management incentive fee ($117,732) ($2.91) per share compared to a net increase in net assets resulting from operations of $2,956,633 ($73.07 per share), comprised of net investment income totaling $1,631,796 ($40.33 per Share) and net realized and unrealized gains of $1,329,200 ($32.84 per share) and allowance for management incentive fee ($4,363) ($.10 per share).

At October 31, 1997, the Company's net assets were $47,179,471, an increase of $4,459,851 from net assets of $42,719,620 at October 31, 1996.


Realized and Unrealized Gains and Losses from Portfolio Investments:
--------------------------------------------------------------------

For the fiscal year ended October 31, 1997, the Company had a $5,834,344 net realized and unrealized gain from investments, comprised of $1,926,352 net realized gain on security transactions related to investments and a $3,907,992 net change in unrealized appreciation of investments as compared to a $1,329,200 net realized and unrealized gain from investments, comprised of $43,640 net realized gain on security transactions related to investments and a $1,285,560 net change in unrealized appreciation of investments for the fiscal year ended October 1996.


Item 8.           Financial Statements and Supplementary Data.

                     UST PRIVATE EQUITY INVESTORS FUND, INC.

                                      INDEX

Portfolio of Investments at October 31, 1997

Statement of Assets and Liabilities as of October 31, 1997

Statement of Operations for the year ended October 31, 1997

Statement of Changes in Net Assets for the years ended October 31, 1997 and October 31, 1996

Statement of Cash Flows for the year ended October 31, 1997


637369.5
                                       -8-

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 1997 and 1996 and for the period from August 1, 1995 (commencement of operations) to October 31, 1995

Notes to Financial Statements

Independent Auditors' Report

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

[Please refer to attached pages for above-referenced Financial Statements and Supplementary Data


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


637369.5
                                       -9-

UST Private Equity Investors Fund, Inc.
Portfolio of Investments October 31, 1997



  Principal                                                                  Coupon        Value
Amount/Shares                                                              Rate/Yield     (Note 1)
---------------                                                            ------------  -----------

COMMERCIAL PAPER -- 9.53%
  $   500,000    Abbey National Treasury, 11/26/97  .....................     5.50%       $  498,741
      500,000    Chevron Transport Corp., 11/14/97  .....................     5.52           500,000
      500,000    CIT Group Holdings, Inc., 11/25/97 .....................     5.47           500,000
      500,000    Ford Motor Credit Corp., 11/20/97  .....................     5.48           500,000
      500,000    General Electric Capital Corp., 11/13/97 ...............     5.41           500,000
      500,000    General Electric Capital Corp., 11/17/97 ...............     5.50           500,000
      500,000    Goldman Sachs & Co., 11/13/97   ........................     5.53           499,053
      500,000    IBM Credit Corp., 11/20/97   ...........................     5.48           500,000
      500,000    Sears & Roebuck Acceptance, 12/12/97  ..................     5.52           500,000
                                                                                          ----------
                 TOTAL COMMERCIAL PAPER (Cost $4,497,794) ...............                  4,497,794
                                                                                          ----------
CORPORATE BONDS - 4.21%
      225,000    Bell Atlantic Corp., 12/15/97   ........................     6.25           225,131
      500,000    Chubb Capital Corp., 2/01/98 ...........................     6.00           500,665
      100,000    Dupont, 12/01/97 .......................................     8.65           100,229
      485,000    Heinz (H.J.) Co., 1/05/98 ..............................     8.00           487,250
      100,000    Philip Morris, 1/15/98 .................................     6.38           100,082
      431,000    Revlon Worldwide, Series B, Zero Coupon, 3/15/98  ......                    422,380
      150,000    Southwestern Bell Capital, 1/20/98 .....................     6.45           150,264
                                                                                          ----------
                 TOTAL CORPORATE BONDS (Cost $1,984,155)  ...............                  1,986,001
                                                                                          ----------
U.S. GOVERNMENT AGENCY OBLIGATIONS - 8.58%
      550,000    Federal Farm Credit Bank, 11/03/97 .....................     5.50           549,996
    2,000,000    Federal Home Loan Bank, 11/07/97   .....................     5.56         1,999,957
      500,000    Federal National Mortgage Association, 12/09/97   ......     5.38           499,840
    1,000,000    Student Loan Mortgage Association, 12/24/97 ............     5.62           999,691
                                                                                          ----------
                 TOTAL U.S. GOVERNMENT AGENCY OBLIGATIONS
                 (Cost $4,049,484)   ....................................                  4,049,484
                                                                                          ----------
PRIVATE INVESTMENT FUNDS #, @ - 11.26%
          933    Brentwood Associates Buyout Fund II, LP  ...............                    707,605
        1,380    Bruckmann, Rosser, Sherrill & Co., LP ..................                    559,575
        6,003    Lawrence, Smith & Horey III, LP ........................                    900,000
        2,005    Morgenthaler Venture Partners IV, LP  ..................                    724,065
        3,583    Sevin Rosen V, LP   ....................................                  1,020,792
        4,005    Vanguard V, LP   .......................................                  1,400,000
                                                                                          ----------
                 TOTAL PRIVATE INVESTMENT FUNDS
                 (Cost $5,312,037).......................................                  5,312,037
                                                                                          ----------

                       See Notes to Financial Statements



637369.5
                                      -10-

                                                                                    Value
   Shares                                                                         (Note 1)
------------                                                                     ------------

PRIVATE COMPANIES #, @ -- 46.21%
 Preferred and Common Stocks -- 46.21%
  Consumer Cyclical -- 46.21%
 1,136,364     AbTox Inc., Series F   ...........................                 $ 2,500,001
 2,608,696     Best Friends Pet Care Inc., Series F  ............                   3,000,000
   515,464     Cardiopulmonary Corp.  ...........................                   2,190,722
 1,125,000     +CommSite International Inc., Class A ............                   1,125,000
 1,875,003     +CommSite International Inc., Class B ............                     375,002
               CommSite International Inc., Bridge Note .........                     862,500
   294,000     LogicVision Inc., Series F   .....................                   1,249,500
   500,000     NeoVista Software Inc. ...........................                     500,000
   500,000     Party Store Holdings Inc., Series C   ............                   2,000,454
   572,190     Plynetics Express Inc. ...........................                   1,999,999
   750,000     +ProCommunications, Inc., Series C ...............                   3,000,000
 2,586,207     QuickLogic Corp. .................................                   3,000,000
                                                                                  -----------
               TOTAL PRIVATE COMPANIES (Cost $24,312,456)  ......                  21,803,178
                                                                                  -----------
PUBLIC COMPANIES #, @ -- 17.64%
  Common Stocks -- 17.64%
   Capital Goods -- 17.64%
   363,637    ++Corsair Communications, Inc., Series F  .........                   7,186,401
    47,097    ++Rental Service Corp.  ...........................                   1,133,860
                                                                                  -----------
               TOTAL PUBLIC COMPANIES (Cost $626,237)                               8,320,261
                                                                                  -----------
INVESTMENT COMPANIES -- 2.22%
 1,047,435     Fidelity Cash Portfolio, U.S. Treasury II
               (Cost $1,047,435).................................                   1,047,435
                                                                                  -----------
TOTAL INVESTMENTS (Cost $41,829,598*) ........................     99.65%          47,016,190
OTHER ASSETS & LIABILITIES (NET)   ...........................      0.35              163,281
                                                                  ------          -----------
NET ASSETS ...................................................    100.00%         $47,179,471
                                                                  ======          ===========

 * Aggregate cost for Federal tax and book purposes.
 + At October 31, 1997, the Fund owned 5% or more of the Company's outstanding shares thereby making the Company an affiliate as defined by the Investment Company Act of 1940. At October 31, 1997, these securities were valued at the cost at which they were acquired during the year. There were no sales of shares of any affiliates during the year.
++ 144 Security. Certain conditions for public sale may exist.
# Restricted as to public resale. Acquired between January 3, 1996 and October 27, 1997. Total cost of restricted securities at October 31, 1997 aggregated $30,250,731. Total market value of restricted securities owned at October 31, 1997 was $35,435,476 or 75.1% of net assets.
@  Non-Income Producing Security




                        See Notes to Financial Statements


637369.5
                                      -11-

UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities
October 31, 1997



 ASSETS:
    Investments, at value (Cost $41,829,598) (Note 1)   ..................   $47,016,190
    Receivable for investments sold   ....................................       348,462
    Interest receivable   ................................................       207,725
    Prepaid insurance  ...................................................        37,024
    Unamortized organization costs (Note 4) ..............................        16,490
                                                                             -----------
      Total Assets ......................................................     47,625,891
 LIABILITIES:
    Management fees payable  .............................................       136,328
    Due to custodian bank ................................................        56,684
    Directors' fees payable  .............................................        30,000
    Administration fees payable ..........................................        15,330
    Accrued expenses and other payables  .................................       208,078
                                                                             -----------
      Total Liabilities  ................................................        446,420
                                                                             -----------
 NET ASSETS   ............................................................   $47,179,471
                                                                             ===========
 NET ASSETS consist of:
    Undistributed net investment income  .................................   $   229,824
    Accumulated net realized gain on investments  ........................     1,767,041
    Net unrealized appreciation of investments ...........................     5,186,592
    Allowance for Management Incentive fee  ..............................      (122,095)
    Par value ............................................................           405
    Paid-in capital in excess of par value  ..............................    40,117,704
                                                                             -----------
 Total Net Assets   ......................................................   $47,179,471
                                                                             ===========
 Shares of Common Stock Outstanding ($0.01 par value, 100,000 authorized)         40,463
 NET ASSET VALUE PER SHARE   .............................................   $  1,165.99
                                                                             ===========

                        See Notes to Financial Statements



637369.5
                                      -12-






UST Private Equity Investors Fund, Inc.
Statement of Operations
For the Year Ended October 31, 1997



 INVESTMENT INCOME:
    Interest income ...................................................  $  959,878
                                                                         -----------
 EXPENSES:
    Managing investment advisory fees (Note 2) ........................     588,909
    Legal fees   ......................................................     105,765
    Insurance expense  ................................................      75,201
    Administration fees   .............................................      58,000
    Directors' fees and expenses (Note 2)   ...........................      30,000
    Amortization of organization expense (Note 4) .....................       5,990
    Miscellaneous expenses   ..........................................      44,795
                                                                         -----------
      Total Expenses   ................................................     908,660
    Expenses reimbursed by Managing Investment Adviser (Note 2)  ......    (165,453)
                                                                         -----------
      Net Expenses  ...................................................     743,207
                                                                         -----------
 NET INVESTMENT INCOME ................................................     216,671
                                                                         -----------
 NET REALIZED AND UNREALIZED GAIN: (Note 1)
    Net realized gain on investments  .................................   1,926,352
    Net change in unrealized appreciation of investments   ............   3,907,992
                                                                         -----------
 NET REALIZED AND UNREALIZED GAIN  ....................................   5,834,344
 Net change in Allowance for Management Incentive fee   ...............    (117,732)
                                                                         -----------
 NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS   ...............  $ 5,933,283
                                                                         ===========



                        See Notes to Financial Statements


637369.5
                                      -13-

UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets



                                                                         Years Ended October 31,
                                                                         1997             1996
                                                                     ---------------  ---------------
OPERATIONS:

   Net investment income ..........................................   $    216,671     $  1,631,796
   Net realized gain on investments  ..............................      1,926,352           43,640
   Net change in unrealized appreciation of investments   .........      3,907,992        1,285,560
   Net change in Allowance for Management Incentive fee   .........       (117,732)          (4,363)
                                                                      ------------     ------------
       Net increase in net assets resulting from operations  ......      5,933,283        2,956,633

DISTRIBUTIONS TO SHAREHOLDERS FROM:
    Net investment income   .......................................     (1,429,792)        (389,452)
    Net realized gain .............................................        (43,640)              --
                                                                      ------------     ------------
Net increase in net assets .......................................       4,459,851        2,567,181

NET ASSETS:
    Beginning of year .............................................     42,719,620       40,152,439
                                                                      ------------     ------------
    End of year (including undistributed net investment income of
      $229,824 and $1,283,634, respectively)  .....................   $ 47,179,471     $ 42,719,620
                                                                      ============     ============

                        See Notes to Financial Statements


637369.5
                                      -14-

UST Private Equity Investors Fund, Inc.
Statement of Cash Flows
For the Year Ended October 31, 1997


CASH FLOWS FROM INVESTING AND OPERATING ACTIVITIES:
   Proceeds from Sales of Investments  ........................   $  11,508,142
   Purchases of Investments   .................................     (21,511,542)
   Net Decrease in Short-Term Investments .....................      10,831,314
   Investment Income ..........................................       1,076,188
   Operating Expenses Paid ....................................        (487,455)
                                                                  -------------
   Net Cash Used for Investing and Operating Activities  ......       1,416,647
                                                                  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions Paid   .......................................      (1,473,432)
                                                                  -------------
   Net Cash Provided by Financing Activities ..................      (1,473,432)
                                                                  -------------
   Net Decrease in Cash .......................................         (56,785)
Cash at Beginning of Year  ....................................             101
                                                                  -------------
Cash at End of Year  ..........................................   $     (56,684)
                                                                  =============
Reconciliation of Net Investment Income to Net Cash
Used for Investing and Operating Activities:
   Net Investment Income   ....................................   $     216,671
   Proceeds from Sales of Investments  ........................      11,508,142
   Purchases of Investments   .................................     (21,511,542)
   Net Decrease In Short-Term Investments .....................      10,831,314
   Net Decrease in Receivables Related to Operations  .........         307,040
   Net Increase in Payables Related to Operations  ............         249,757
   Amortization of Organization Costs  ........................           5,990
   Accretion/Amortization of Discounts and Premiums   .........        (190,725)
                                                                  -------------
   Net Cash Used for Investing and Operating Activities  ......   $   1,416,647
                                                                  =============



                        See Notes to Financial Statements


637369.5
                                      -15-

UST Private Equity Investors Fund, Inc.
Financial Highlights - Selected Per Share Data and Ratios



         For a fund share outstanding throughout each period

                                                                                               August 1,
                                                                                                1995* to
                                                            Years Ended October 31,           October 31,
                                                          1997              1996                  1995
                                                       ---------------   ---------------   -------------------

    NET ASSET VALUE, BEGINNING
     OF PERIOD  ....................................    $   1,055.77      $     992.32       $    1,000.00
                                                        ------------      ------------       -------------
    Offering Costs .................................              --                --               (8.53)
                                                        ------------      ------------       -------------
    INCOME FROM INVESTMENT OPERATIONS
       Net Investment Income   .....................            5.35             40.33               12.86
       Net Realized and Unrealized Gain (Loss) on
        Investments   ..............................          144.20             32.84               (0.17)
       Net Change in Allowance for Management
        Incentive fee ..............................           (2.91)            (0.10)                 --
                                                        ------------      ------------       -------------
         Total from Investment Operations  .........          146.64             73.07               12.69
                                                        ------------      ------------       -------------
    DISTRIBUTIONS
       Net Investment Income   .....................          (35.34)            (9.62)             (11.84)
       Net Realized Gain ...........................           (1.08)               --                  --
                                                        ------------      ------------       -------------
    NET ASSET VALUE, END OF PERIOD   ...............    $   1,165.99      $   1,055.77       $      992.32
                                                        ============      ============       =============
    TOTAL NET ASSET VALUE RETURN+ ..................           14.37%             7.41%               0.39%
                                                        ============      ============       =============
    RATIOS AND SUPPLEMENTAL DATA
       Net Assets, End of Period (Thousands)  ......    $     47,179      $     42,720       $      40,152
       Ratio of Net Operating Expenses to Average
        Net Assets .................................            1.65%             1.00%               0.50%**
       Ratio of Gross Operating Expenses to
        Average Net Assets++   .....................            2.02%             1.56%               2.44%**
       Ratio of Net Investment Income to Average
        Net Assets .................................            0.48%             3.96%               5.18%**
       Portfolio Turnover Rate .....................              44%               10%                  0%

 * Commencement of operations
** Annualized
 + Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period, and assumes dividends and distributions, if any, were reinvested. The Fund's shares were issued in a private placement and are not traded, therefore market value total investment return is not calculated. Total return for periods of less than one year are unannualized.
++ Expense ratio before waiver of fees and reimbursement of expenses by adviser.



                       See Notes to Financial Statements


637369.5
                                      -16-

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

         (a)      Portfolio valuation:

         The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. At October 31, 1997, market quotations were not readily available for securities valued at $35,435,476. Such securities were valued pursuant to guidelines adopted by the Investment Adviser, under the supervision of the Board of Directors. Such valuation may differ significantly from the values at which actual transactions may occur.

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


637369.5
                                      -17-

         At October 31, 1997 the tax basis of the Company's investments for Federal income tax purposes amounted to $41,829,598. The net unrealized appreciation amounted to $5,186,592, which is comprised of gross unrealized appreciation of $5,186,595 and aggregate gross unrealized depreciation of $3.

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

         In addition to the management fee, the Company has agreed to pay U.S. Trust an incentive fee in an amount equal to 10% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, U.S. Trust will be required to repay the Company all or a portion of the incentive fee previously paid.

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

         For the year ended October 31, 1997, brokerage commissions on investment transactions paid to affiliates amounted to $578.

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

3.       Purchases and Sales of Securities

         Purchases and sales of securities, excluding short-term investments, for the Company aggregated $21,053,592 and $11,856,604, respectively. At October 31, 1997, the Company had outstanding investment commitments totaling $7,187,963.

4.       Organization Costs

         The Company has borne all costs in connection with the initial organization of the Company. All such costs are being amortized on a straight-line basis over a period of five years from the date on which the Company commenced operations.

637369.5
                                      -18-

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
UST Private Equity Investors Fund, Inc.

We have audited the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc., including the portfolio of investments, as of October 31, 1997, the related statements of operations and cash flows for the year then ended, and the statements of changes in net assets for each of the two years in the period then ended and financial highlights for each of the indicated periods. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 1997 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of UST Private Equity Investors Fund, Inc. at October 31, 1997, the results of its operations and its cash flows for the year then ended, and the changes in its net assets for each of the two years then ended and the financial highlights for each of the periods indicated in conformity with generally accepted accounting principles.



                                                /s/ Ernst & Young LLP

New York, New York
December 22, 1997



637369.5
                                      -19-

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 1997.

                                                                           Served in Present
Name and Age                                Position                         Capacity Since
------------                                --------                       -----------------

David I. Fann [33]                          President; Chief               September 16, 1994
                                            Executive Officer

Douglas A. Lindgren [35]                    Executive                      July 6, 1995
                                            Vice President

Brian Schmidt [38]                          Chief Financial Officer        May 31, 1996
                                            Chief Accounting Officer
                                            Treasurer

Frank Bruno [38]                            Assistant Treasurer            March 4, 1997

Ronald A. Schwartz [49]                     Secretary                      September 16, 1994

Frank J. Hearn, Jr. [33]                    Assistant Secretary            March 4, 1997

Edith A. Cassidy* [44]                      Director                       September 16, 1994

Gene M. Bernstein [50]                      Director                       December 1, 1994

Stephen V. Murphy [52]                      Director                       December 1, 1994


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


Item 11.          Executive Compensation.

At October 31, 1997, the Company had no full-time employees. Pursuant to the Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. For Fiscal 1997, the Managing Investment Adviser reimbursed $165,453 to the Company, representing operating expenses (excluding its management fee of $588,909). Additional information with respect to the

637369.5
                                      -20-
management fee payable to the Managing Investment Adviser is set forth in the "Management" section of the Prospectus, as modified by the supplement thereto dated October 31, 1995, which section is incorporated herein by reference.

The disinterested directors receive compensation of $9,000 on an annual basis and $1,500 for each Board of Directors' meeting attended plus reasonable expenses. For Fiscal 1997, the disinterested directors of the Company each received compensation totaling $15,000 and $15,000, respectively.


Item 12.         Security Ownership of Certain Beneficial Owners and Management.

As of October 31, 1997, no person or group is known by the Company to be the beneficial owner of more than 5% of the aggregate number of Shares held by all shareholders. The directors and officers of the Company as a group own 311 Shares. The Company is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Company.

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



637369.5
                                      -21-

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)      1.  Financial Statements

                   Portfolio of Investments at October 31, 1997

                   Statement of Assets and Liabilities as of October 31, 1997

                   Statement of Operations for the year ended October 31, 1997

                   Statement of Changes in Net Assets for the year ended October 31, 1997 and October 31, 1996

                   Statement of Cash Flows for the year ended October 31, 1997

                   Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 1997 and 1996 and for the period from August 1, 1995 (commencement of operations) to October 31, 1995.

                   Notes to Financial Statements

                   Independent Auditors' Report

               2.  Exhibits

                   (3)(a)   Articles of Incorporation of the Company (1)

                   (3)(b)   Amended and Restated By-Laws of the Company (1)

                   (10)(a) Management Agreement (l)

                   (10)(b) Transfer Agency and Custody Agreement (l)

                   (23)     Consent of Independent Auditors

                   (27) Financial Data Schedule (included in EDGAR electronic filing only)

                   (29) Prospectus of the Company dated December 16, 1994, filed with the Securities and Exchange Commission, as supplemented by supplements thereto dated August 28, 1995 and October 31, 1995 (l)

(b) No reports on Form 8-K have been filed during the last quarter of the period for which this report is filed.

(1) Incorporated by reference to the Company's Form N-2, as amended, filed September 22, 1994.


637369.5
                                      -22-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                            By:  /s/ David I. Fann
                                     David I. Fann, President and
                                       Chief Executive Officer


                            By:  /s/ Brian Schmidt
                                     Brian Schmidt, Treasurer


                            By:  /s/ Edith A. Cassidy
                                     Edith A. Cassidy, Director


                            By:  /s/ Gene M. Bernstein
                                     Gene M. Bernstein, Director


                            By:  /s/ Stephen V. Murphy
                                     Stephen V. Murphy, Director


Date:  January 26, 1998


637369.5
                                      -23-

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the reference to our firm under the caption "Experts" in the Prospectus, which is incorporated by reference, and to the use of our report dated December 22, 1997, included in this Annual Report (Form 10-K), for the fiscal year ended October 31, 1997, of UST Private Equity Investors Fund, Inc.



                                             ERNST & YOUNG LLP

New York, New York
January 26, 1998



637369.5