Form 10-Q
period 1998-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1998-03-18
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1998

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


                         Yes   |X|                    No   |_|

As of January 31, 1998, there were 40,463 shares of the Registrant's Common Stock, $.001 par value, outstanding.


689276.1

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



        INDEX                                                           PAGE NO.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

        Portfolio of Investments as of January 31, 1998 (Unaudited) and October 31, 1997.

        Statement of Assets and Liabilities as of January 31, 1998 (Unaudited) and October 31, 1997.

        Statement of Operations for the three month period ended January 31, 1998 (Unaudited) and the three month period ended January 31, 1997 (Unaudited).

        Statement of Changes in Net Assets for the three month period ended January 31, 1998 (Unaudited) and the three month period ended January 31, 1997 (Unaudited).

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

 Item 3. Defaults upon Senior Securities

 Item 4. Submission of Matters to a Vote of Securityholders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

689276.1

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.


UST Private Equity Investors Fund, Inc.                                             Fiscal Year End:  October 31, 1998
Portfolio of Investments                                                              Quarter Ended:  January 31, 1998
----------------------------------------------------------------------------------------------------------------------





                                                         January 31, 1998
                                                           (unaudited)                         October 31, 1997
                                                  ------------------------------        ------------------------------

PORTFOLIO STRUCTURE

    PORTFOLIO COMPANIES                          $       27,436,868       64.72%       $       30,123,440       63.85%

    PRIVATE FUNDS                                         5,964,933       14.07%                5,312,037       11.26%

    SHORT-TERM INVESTMENTS:

      Commercial Paper                                    4,292,968       10.13%                4,497,794        8.48%

      Corporate Bonds                                     1,465,165        3.46%                1,986,001        7.38%

      U.S. Government & Agency Obligations                2,330,000        5.49%                4,049,484        6.46%

      Investment Companies                                  502,700        1.18%                1,047,435        2.22%
                                                  -----------------    ---------        -----------------    ---------

               TOTAL INVESTMENTS                         41,992,634       99.05%               47,016,190       99.65%
           OTHER ASSETS & LIABILITIES (NET)                 402,677        0.95%                  163,281        0.35%
                                                  -----------------    ---------        -----------------    ---------

       NET ASSETS                                $       42,395,311      100.00%       $       47,179,471      100.00%
                                                  =================    =========        =================    =========



689276.1



     UST Private Equity Investors Fund, Inc.                                                 Fiscal Year End:  October 31, 1998
     Statement of Assets and Liabilities                                                       Quarter Ended:  January 31, 1998
     --------------------------------------------------------------------------------------------------------------------------

     ASSETS                                                                   January 31, 1998            October 31, 1997
                                                                                 (unaudited)
     --------------------------------------------------

     Investment Securities, at Cost                                   $         39,853,425           $               41,829,598
                                                                       ===================            =========================

     Investment Securities, at Value                                            41,992,634                           47,016,190


     Cash                                                                          630,104                                   --
     Receivables:
       Interest                                                                     97,915                              207,725
       For Investments Sold                                                             --                              348,462
     Prepaid Assets                                                                 33,340                               37,024
     Unamortized Organization Costs                                                 14,979                               16,490
                                                                       -------------------            -------------------------
               TOTAL ASSETS                                                     42,768,972                           47,625,891
                                                                       -------------------            -------------------------

           LIABILITIES
     --------------------------------------------------

     Managing Investment Advisory  and Incentive Fees Payable                      293,229                              258,424
     Administration & Shareholder Servicing Fees Payable                            15,757                               15,330
     Directors Fees Payable                                                          7,562                               30,000
     Accrued Expenses and Other Payables                                            57,113                              142,666
                                                                       -------------------            -------------------------

               TOTAL LIABILITIES                                                   373,661                              446,420
                                                                       -------------------            -------------------------

     NET ASSETS                                                       $         42,395,311           $               47,179,471
                                                                       ===================            =========================


     NET ASSETS CONSIST OF
     --------------------------------------------------

     Accumulated Undistributed Net Investment Income                  $            174,512           $                  229,824
     Accumulated Net Realized Gain(Loss) on Investments                            108,045                            1,767,041
     Net Unrealized Appreciation/(Depreciation) of Investments                   2,139,209                            5,186,592
     Allowance for Management Incentive                                          (144,564)                            (122,095)
     Par Value                                                                         405                                  405
     Paid In Capital in Excess of Par Value                                     40,117,704                           40,117,704
                                                                       -------------------            -------------------------

               TOTAL NET ASSETS                                       $         42,395,311           $               47,179,471
                                                                       ===================            =========================

     Shares of Common Stock Outstanding                                             40,463                               40,463
                                                                       -------------------            -------------------------

     NET ASSET VALUE PER SHARE                                                   $1,047.76                            $1,165.99



689276.1



UST Private Equity Investors Fund, Inc.                                                           Fiscal Year End:  October 31, 1998
Statement of Operations                                                                             Quarter Ended:  January 31, 1998
                                                            -------- --------------- -----------------------------------------------

                                                                            Quarter Ended                   Quarter Ended
     INVESTMENT INCOME                                                    January 31, 1998                 January 31, 1997
                                                                             (unaudited)

     Interest Income                                               $         156,694           $            354,291
                                                                     ---------------             ------------------

               TOTAL INCOME                                                  156,694                        354,291
                                                                     ---------------             ------------------


     EXPENSES

     Management Investment Advisory Fees                                     155,454                        126,337
     Administrative Fees & Shareholder Servicing Fees                         15,178                         15,168
     Custodial Fees                                                            2,144                          2,100
     Legal Fees                                                               12,603                         23,574
     Audit and Other Professional Service Fees                                 6,553                          6,931
     Directors' Fees and Expenses                                              7,562                          7,561
     Shareholder Reports                                                       1,260                          3,025
     Organization Expenses                                                     1,511                          1,511
     Insurance Expense                                                         3,685                         18,955
     Interest Expense                                                         13,772                             --
                                                                     ---------------             ------------------

               TOTAL EXPENSES                                                219,722                        205,162

     Fees Waived and Reimbursed by Advisor                                   (7,716)                       (47,813)
                                                                     ---------------             ------------------

               NET EXPENSES                                                  212,006                        157,349
                                                                     ---------------             ------------------

     NET INVESTMENT INCOME(LOSS)                                   $        (55,312)           $            196,942
                                                                     ---------------             ------------------


     REALIZED AND UNREALIZED GAIN/( LOSS) ON INVESTMENTS


     Net Realized Gain(Loss) on Security Transactions              $         224,690           $           (12,048)

     Change in Unrealized Appreciation / (Depreciation) on Investments   (3,047,383)                        226,150
                                                                     ---------------             ------------------

     NET REALIZED AND UNREALIZED GAIN/(LOSS)
       ON INVESTMENTS                                                    (2,822,693)                        214,102

     Change in Management Incentive Fee                                     (22,469)                          1,204
                                                                     ---------------             ------------------

     NET INCREASE/DECREASE) IN NET ASSETS RESULTING
       FROM OPERATIONS                                             $     (2,900,474)           $            412,248
                                                                     ===============             ==================

------------------ ------------------------------------------------- --------------- ----------- -----------------------------------


689276.1


UST Private Equity Investors Fund, Inc.                                                           Fiscal Year End:  October 31, 1998
Statement of Changes in Net Assets                                                                  Quarter Ended:  January 31, 1998
------------------------------------------------------------ -----------------------------------------------------------------------


                                                                           Quarter Ended                            Quarter Ended
                                                                          January 31, 1998                         January 31, 1997
                                                                             (unaudited)
OPERATIONS:

Net Investment Income(Loss)                                        $          (55,312)                         $           196,942
Net Realized Gain(Loss) on Investments                                         224,690                                    (12,048)
Change in Unrealized Appreciation / (Depreciation) on Investments          (3,047,383)                                     226,150
Change in Allowance for Management Incentive                                  (22,469)                                       1,204
                                                                    ------------------                          ------------------

Net Increase/(Decrease) in Net Assets
   Resulting From Operations                                               (2,900,474)                                     412,248

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                                          --                                 (1,429,792)
From Net Realized Gain on Investments                                      (1,883,686)                                    (43,640)
                                                                    ------------------                          ------------------

NET DECREASE IN NET ASSETS                                                 (4,784,160)                                 (1,061,184)

NET ASSETS:
   Beginning of Period                                                      47,179,471                                  42,719,620
                                                                    ------------------                          ------------------

   End of Period                                                   $        42,395,311                         $        41,658,436
                                                                    ==================                          ==================



689276.1

UST Private Equity Investors Funds, Inc.    Fiscal Year Ended:  October 31, 1998
Notes to Financial Statements                   Quarter Ended:  January 31, 1998
--------------------------------------------------------------------------------



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

2.       Purchases and Sales of Securities

         Purchase and sales of securities for the three month period ended January 31, 1998, excluding short-term investments, for the Company aggregated $1,189,033 and $322,989, respectively. At January 31, 1998, the Company had outstanding investment commitments totaling $6,035,067.

689276.1

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.

Results of Operations


THREE-MONTH PERIOD ENDED JANUARY 31, 1998 AS COMPARED TO THE SIMILAR
 PERIOD IN 1997

The Company's net asset value per common share was $1,047.76 at January 31, 1998, down $118.23 per share from the net asset value per common share of $1,165.99 at October 31, 1997. The decrease resulted from the distribution of dividends of $1,883,686, and the write-off of our original investment in Party Experience, Inc. of approximately $2,000,000. The Company's net asset value per common share was $1,029.54 at January 31, 1997, up $18.22 per share from the net asset value per common share of $1,055.77 at October 31, 1996.

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three months ended January 31, 1998 and 1997, the Company had a net realized gain/(loss) from investments of $224,690 and ($12,048), respectively. For the three months ended January 31, 1998 and 1997, the Company had a net change in realized appreciation/(depreciation) on investments of [$3,047,383] and $226,150, respectively. The realized gains were primarily the result of the sale of 14,129 shares of Rental Services. The unrealized loss resulted primarily from the write-off Party Experience, Inc.

Investment Income and Expenses

For the three months ended January 31, 1998, the Company had interest income of $156,694 and net operating expenses of $212,006 resulting in net investment income/(loss) of ($55,312) as compared to interest income of $354,291, and net operating expenses of $157,349, resulting in net investment income of $196,942 for the quarter ended January 31, 1997. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended January 31, 1998 and 1997, the Managing Investment Adviser earned $155,454 and $126,337 in management fees, respectively. In addition, for the quarters ended January 31, 1998 and 1997, the change in allowance for the Management Incentive Fee was ($22,469) and $1,204, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $7,716 and $47,813, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

At January 31, 1998, the Company's net assets were $42,395,311, a decrease of $4,784,160 from net assets of $47,179,471 at October 31, 1997. The Company's net assets at January 31, 1997 were $41,658,436, down $1,061,184 from net assets of $42,719,620 at October 31, 1996.

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


689276.1

During  the  quarter  ended  January  31,  1998,   the  Company  made  follow-on
investments in the following companies: (a) Plynetics for $250,000; (b) Neovista for $37,521; and (c) Commsite for $168,750.

At January 31, 1998, the Company held $630,104 in cash and $41,992,634 in investments as compared to $0 in cash and $47,016,190 in investments at October 31, 1997. These changes from October 31, 1997 were primarily the result of the Company's investment activities for the quarter ended January 31, 1998.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $5,964,933 representing capital calls, has been paid by the Company through January 31, 1998.

On December 23, 1997, the Company distributed $1,883,686 in capital gains to shareholders of record as of December 18, 1997.

Other

In 1996, the Managing Investment Adviser established a Year 2000 Committee with responsibility for developing an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing. The Managing Investment Adviser is working with Chase Global Fund Services (as administrator to the Company and as provider of certain of the Managing Investment Adviser's most significant data processing systems), as well as other vendors, to ensure compliance with required systems changes. The Managing Investment Adviser presently believes that with modifications to existing software and compliance, by vendors who provide significant processing systems to the Managing Investment Adviser, the Managing Investment Adviser's systems will continue without disruption. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Managing Investment Adviser, and consequently, the Company. Specific factors that might cause such a material impact include, but are not limited to the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. The Managing Investment Adviser's Year 2000 plan anticipates that software code remediation and testing of all critical systems will be substantively completed by the end of 1998. The Managing Investment Advisers's total Year 2000 project costs and its estimated time frame to complete are based on presently available information. However, there can be no guarantee that the systems of other companies, on which the Managing Investment Adviser's systems rely, will be converted timely, or that a failure to convert by another company would not have a material adverse effect on the Managing Investment Adviser or the Company.



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

689276.1

             None.



Item 4.      Submission of Matters to a Vote of Security Holders.

             None.



Item 5.      Other Information.

             Not applicable.



Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits.

             Exhibit No.

             (27) Financial Date Schedule (for EDGAR filing purposes only).



             (a) The following reports on Form 8-K were filed during the quarter ended January 31, 1998:

             None.



689276.1

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:      March 10, 1998
                                  ---------------------------------------
                                   By: David I. Fann
                                       President and Principal Executive Officer


Date:      March 10, 1998
                                 ----------------------------------------
                                 By: Brian Schmidt
                                     Treasurer and Principal Financial and
                                     Accounting Officer




689276.1

                              CONFORMED SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                               UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:  March 10, 1998             /s/ David I. Fann
                                 ------------------
                                   By: David I. Fann
                                      President and Principal Executive Officer


Date:  March 10, 1998              /s/ Brian Schmidt
                                   -----------------
                                   By: Brian Schmidt
                                       Treasurer and Principal Financial and
                                       Accounting Officer




689276.1