Form 10-Q
period 1998-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1998-06-12
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1998

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


                      Yes   /X/                    No   /_/

    As of April 30, 1998, there were 40,463 shares of the Registrant's Common
                      Stock, $.001 par value, outstanding.


717410.3

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


         INDEX                                                                          PAGE NO.
         -----                                                                          --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).
         Portfolio of Investments as of April 30, 1998 (Unaudited) and
         October 31, 1997. Statement of Assets and Liabilities as of April
         30, 1998 (Unaudited) and October 31, 1997. Statement of
         Operations for the three month period ended April 30, 1998
         (Unaudited) and the three month period ended April 30, 1997
         (Unaudited). Statement of Changes in Net Assets for the three month period ended April 30, 1998 (Unaudited) and the three month period ended April 30, 1997 (Unaudited). Notes to Financial
         Statements (Unaudited).

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

SIGNATURES



717410.3

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.


UST Private Equity Investors Fund, Inc.                               Fiscal Year End:  October 31, 1998
Portfolio of Investments                                                  Quarter Ended:  April 30, 1998
--------------------------------------------------------------------------------------------------------

                                            April 30, 1998
                                              (unaudited)                        October 31, 1997
                                   ---------------------------------    --------------------------------

PORTFOLIO STRUCTURE
-------------------

PORTFOLIO COMPANIES                 $    28,583,432       64.69%      $    30,123,439        63.85%

PRIVATE FUNDS                             7,654,877       17.33%            5,312,037        11.26%

SHORT-TERM INVESTMENTS:

      Commercial Paper                    2,440,097        5.52%            1,986,001         9.54%

   Corporate Bonds                          468,520        1.06%            4,497,794         4.20%

      U.S. Government & Agency            5,796,422       13.12%            4,049,484         8.58%
      Obligations

  Investment Companies                      271,444        0.61%            1,047,435         2.22%

  Demand Notes                              250,000        0.57%                   --            --
                                     --------------  -----------       --------------    ----------

TOTAL INVESTMENTS                        45,464,792      102.90%           47,016,190        99.65%
OTHER ASSETS & LIABILITIES               (1,281,377)     (-2.90%)             163,281         0.35%
(NET)
                                     --------------  -----------       --------------    ----------

NET ASSETS                          $    44,183,415      100.00%    $      47,179,471       100.00%
                                     ==============  ===========     ==============      ==========


717410.3

UST Private Equity Investors Fund, Inc.                                      Fiscal Year End: October 31, 1998
Statement of Assets and Liabilities                                              Quarter Ended: April 30, 1998
--------------------------------------------------------------------------------------------------------------


                                                                          April 30, 1998
ASSETS                                                                     (unaudited)        October 31, 1997
-------------------------------------------------------------------

Investment Securities, at Cost                                         $        42,308,045   $      41,829,598
                                                                        ==================    ================


Investment Securities, at Value                                                 45,464,792          47,016,190



Cash                                                                               490,449                  --

Receivables:

  Interest                                                                          38,088             207,725

  For Investments Sold                                                           1,003,694             348,462

Prepaid Assets                                                                      31,566              37,024

Unamortized Organization Costs                                                          --              16,490



TOTAL ASSETS                                                                    47,028,589          47,625,891
                                                                        ------------------    ----------------

LIABILITIES
--------------------------------------------------------------------


Loan Payable                                                                     2,500,000                  --

Managing Investment Advisory Fees Payable                                          275,434             258,424

Administration & Shareholder Servicing Fees Payable                                 15,367              15,330

Directors Fees Payable                                                              14,876              30,000

Accrued Expenses and Other Payables                                                 39,497             142,666
                                                                        ------------------    ----------------


TOTAL LIABILITIES                                                                2,845,174             446,420
                                                                        ------------------    ----------------

NET ASSETS                                                             $        44,183,415   $      47,179,471
                                                                        ==================    ================


NET ASSETS CONSIST OF
--------------------------------------------------------------------

Accumulated Undistributed Net Investment Income                        $           177,711   $         229,824
Accumulated Net Realized Gain on Investments                                       875,627           1,767,041
Net Unrealized Appreciation/(Depreciation) of Investments                        3,156,747           5,186,592
Allowance for Management Incentive                                               (144,779)           (122,095)
Par Value                                                                              405                 405
Paid In Capital in Excess of Par Value                                          40,117,704          40,117,704
                                                                        ------------------    ----------------

TOTAL NET ASSETS                                                       $        44,183,415   $      47,179,471
                                                                        ==================    ================

Shares of Common Stock Outstanding                                                  40,463              40,463
                                                                        ------------------    ----------------

NET ASSET VALUE PER SHARE                                                       $1,091.95           $1,165.99
                                                                                ==========          =========


717410.3

UST Private Equity Investors Fund, Inc.                                                          Fiscal Year End:  October 31, 1998
Statement of Operations (unaudited)                                                                  Quarter Ended:  April 30, 1998
------------------------------------------------------------------- ---------------------------------------------------------------

                                                                             Fiscal
                                                      Quarter Ended       Year To Date                            Prior Fiscal
                                                     April 30, 1998      April 30, 1998         Quarter Ended     Year To Date
                                                        (unaudited)       (unaudited)          April 30, 1997    April 30, 1997

INVESTMENT INCOME

Interest Income                                  $          208,364   $           365,058  $          251,654  $            605,945
                                                  -----------------    ------------------   -----------------   -------------------

          TOTAL INCOME                                      208,364               365,058             251,654               605,945
                                                  -----------------    ------------------   -----------------   -------------------


EXPENSES

Management Investment Advisory Fees                         150,531               305,985             136,471               262,808
Administrative Fees & Shareholder Servicing Fees             14,684                29,862              14,674                29,842
Custodial Fees                                                2,143                 4,287               2,109                 4,209
Legal Fees                                                   12,192                24,795              35,261                58,835
Audit and Other Professional Service Fees                     6,340                12,893               6,803                13,734
Directors' Fees and Expenses                                  7,314                14,876               7,315                14,876
Shareholder Reports                                           1,220                 2,480               2,926                 5,951
Organization Expenses                                        14,979                16,490               1,461                 2,972
Insurance Expense                                             3,260                 6,945              18,337                37,292
Interest Expense                                             13,917                27,689                  --                    --
                                                  -----------------    ------------------   -----------------   -------------------

   TOTAL EXPENSES                                           226,580               446,302             225,357               430,519

Fees Waived and Reimbursed by Advisor                       (21,415)              (29,131)            (53,717)             (101,530)
                                                  -----------------    ------------------   -----------------   -------------------

   NET EXPENSES                                             205,165               417,171             171,640               328,989
                                                  -----------------    ------------------   -----------------   -------------------

NET INVESTMENT INCOME (LOSS)                     $            3,199   $           (52,113)  $          80,014  $            276,956
                                                  -----------------    ------------------   -----------------   -------------------


REALIZED AND UNREALIZED GAIN/( LOSS)
  ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions$          767,582   $           992,272   $              --  $           (12,048)

Change in Unrealized Appreciation /
  (Depreciation) on Investments                           1,017,538            (2,029,845)          1,418,516            1,644,666
                                                  -----------------   --------------------  ------------------  ------------------

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS
                                                          1,785,120            (1,037,573)          1,418,516            1,632,618

Change in Management Incentive Fee                             (215)              (22,684)                 --                1,204
                                                  -----------------    ------------------   -----------------   ------------------

NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS
                                                 $        1,788,104   $        (1,112,370)   $      1,498,530  $         1,910,778
                                                  =================    ==================    ================  ===================


717410.3


UST Private Equity Investors Fund, Inc.                                                          Fiscal Year End:  October 31, 1998
Statement of Changes in Net Assets (unaudited)                                                       Quarter Ended:  April 30, 1998
-------------------------------------------------------- --------------------------------------------------------------------------

                                                                                     Fiscal                            Prior Fiscal
                                                           Quarter Ended          Year To Date       Quarter Ended     Year To Date
                                                           April 30, 1998        April 30, 1998     April 30, 1997   April 30, 1997

OPERATIONS:

Net Investment Income (Loss)                               $       3,199     $         (52,113)  $         80,014  $        276,956
Net Realized Gain (Loss) on Investments                          767,582               992,272                 --           (12,048)
Change in Unrealized Appreciation / (Depreciation)             1,017,538            (2,029,845)         1,418,516         1,644,666
  on Investments
Change in Allowance for Management Incentive Fee                    (215)              (22,684)                --             1,204
                                                            ------------      -----------------    --------------    --------------

Net Increase (Decrease) in Net Assets
   Resulting From Operations                                   1,788,104            (1,112,370)         1,498,530         1,910,778

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                            --                  --                   --        (1,429,792)
From Net Realized Gain on Investments                                 --            (1,883,686)                --           (43,640)
                                                            ------------   -------------------    ---------------    --------------

NET INCREASE (DECREASE) IN NET ASSETS                          1,788,104            (2,996,056)         1,498,530           437,346

NET ASSETS:
   Beginning of Period                                        42,395,311            47,179,471         41,658,436        42,719,620
                                                            ------------     -----------------     --------------    --------------

   End of Period                                           $  44,183,415     $     44,183,415    $     43,156,966  $     43,156,966
                                                            ============     ================    ================  ================


717410.3

UST Private Equity Investors Funds, Inc.   Fiscal Year Ended:  October 31, 1998
Notes to Financial Statements                    Quarter Ended:  April 30, 1998
-------------------------------------------------------------------------------



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

2.   Purchases and Sales of Securities

     Purchase and sales of securities for the three month period ended April 30, 1998, excluding short-term investments, for the Company aggregated $3,185,359 and $2,003,694, respectively. At April 30, 1998, the Company had outstanding investment commitments totaling $5,756,912.

717410.3

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.

Results of Operations
---------------------


THREE-MONTH  PERIOD ENDED APRIL 30, 1998 AS COMPARED TO THE SIMILAR  PERIOD
IN 1997

The Company's net asset value per common share was $1,091.95 at April 30, 1998, up $44.19 per share from the net asset value per common share of $1,047.76 at January 31, 1998. This increase resulted from the marking to market of CommSite, distributions of Cisco Systems Inc. from Sevin Rosen V, L.P. and Vanguard V, L.P., and increases in the value of the Company's position in Bruckmann, Rosser, Sherrill & Co., L.P., which offset the write-off of the Company's investment in Abtox, Inc. The Company's net asset value per common share was $1,066.58 at April 30, 1997, up $37.04 per share from the net asset value per common share of $1,029.54 at January 31, 1997.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended April 30, 1998 and 1997, the Company had a net realized gain/(loss) from investments of $767,582 and $0, respectively. For the three months ended April 30, 1998 and 1997, the Company had a net change in realized appreciation/(depreciation) on investments of $1,017,538 and $1,418,516, respectively. The realized gains were primarily the result of the sale of Rental Services Corp. and Cisco Systems Inc. The unrealized loss resulted primarily from the writing-off of the Company's investment in Abtox, Inc.

Investment Income and Expenses
------------------------------

For the three months ended April 30, 1998, the Company had interest income of $208,364 and net operating expenses of $205,165 resulting in net investment income/(loss) of $3,199 as compared to interest income of $251,654, and net operating expenses of $171,640, resulting in net investment income of $80,014 for the quarter ended April 30, 1997. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended April 30, 1998 and 1997, the Managing Investment Adviser earned $150,531 and $136,471 in management fees, respectively. In addition, for the quarters ended April 30, 1998 and 1997, the change in allowance for the Management Incentive Fee was $(215) and $0, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $(21,415) and $(53,717), respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
----------

At April 30, 1998, the Company's net assets were $44,183,415, an increase of $1,788,104 from net assets of $42,395,311 at January 31, 1998. The Company's net assets at April 30, 1997 were $43,156,966, up $1,498,530 from net assets of $41,658,436 at January 31, 1997.

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

717410.3

At April 30, 1998, the Company held $490,449 in cash and $45,464,792 in investments as compared to $0 in cash and $47,016,190 in investments at October 31, 1997. These changes from October 31, 1997 were primarily the result of the Company's investment activities for the quarter ended April 30, 1998.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $6,705,567, representing capital calls, has been paid by the Company through April 30, 1998.

On December 23, 1997, the Company distributed $1,883,686 in capital gains to shareholders of record as of December 18, 1997.

Other
-----

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

717410.3

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                Exhibit No.
                -----------

                (27) Financial Date Schedule (for EDGAR filing purposes only).

          (a) The following reports on Form 8-K were filed during the quarter ended April 30, 1998:

                None.



717410.3

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                 UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:      June 12, 1998         --------------------------------------------
                                 By:  David I. Fann
                                      President and Principal Executive Officer


Date:      June 12, 1998         --------------------------------------------
                                 By:  Brian Schmidt
                                      Chief Financial Officer




717410.3

                              CONFORMED SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                              UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:     June 12, 1998       /s/ David I. Fann
                              -------------------------------------------------
                              By:  David I. Fann
                                   President and Principal Executive Officer


Date:     June 12, 1998       /s/ Brian Schmidt
                              -------------------------------------------------
                              By:  Brian Schmidt
                                   Chief Financial Officer




717410.3

                                                                      Exhibit 27





717410.3