Form 10-Q
period 1998-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1998-09-11
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1998

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


                 Yes   |X|                    No   |_|

   As of July 31, 1998, there were 40,463 shares of the Registrant's Common Stock, $.001 par value, outstanding.


748372.2

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

               INDEX                                                                                     PAGE NO.

       PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements (Unaudited).

               Portfolio  of  Investments  as of July 31, 1998  (Unaudited)  and
               October 31, 1997.

               Statement  of  Assets  and   Liabilities  as  of  July  31,  1998
               (Unaudited) and October 31, 1997.

               Statement of Operations for the three month period ended July 31,
               1998  (Unaudited),  the  fiscal  year to date  at July  31,  1998
               (Unaudited),   the  three  month   period  ended  July  31,  1997
               (Unaudited)  and the prior  fiscal  year to date at July 31, 1997
               (Unaudited).

               Statement of Changes in Net Assets for the three month period ended July 31, 1998 (Unaudited), the fiscal year to date at July
               31, 1998 (Unaudited),  the three month period ended July 31, 1997
               (Unaudited)  and the prior  fiscal  year to date at July 31, 1997
               (Unaudited).

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

       Item 3. Defaults upon Senior Securities

       Item 4. Submission of Matters to a Vote of Securityholders

       Item 5. Other Information

       Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

748372.2

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.

UST Private Equity Investors Fund, Inc.                                              Fiscal Year End:  October 31, 1998
Portfolio of Investments                                                                  Quarter Ended:  July 31, 1998
-----------------------------------------------------------------------------------------------------------------------

                                                           July 31, 1998                       October 31, 1997
                                                            (Unaudited)
                                                 ---------------------------------     --------------------------------
PORTFOLIO STRUCTURE

PORTFOLIO COMPANIES                             $      23,989,527           58.76%    $        30,123,439        63.85%

PRIVATE FUNDS                                           8,968,861           21.97%              5,312,037        11.26%

SHORT-TERM INVESTMENTS:

      Commercial Paper                                  4,806,467           11.77%              4,497,794         9.54%

   Corporate Bonds                                        609,873            1.49%              1,986,001         4.20%

      U.S. Government & Agency                         10,503,217           25.72%              4,049,484         8.58%
      Obligations

  Investment Companies                                    255,176            0.63%              1,047,435         2.22%

  Demand Notes                                                                                         --            --
                                                 ----------------    -------------     ------------------    ----------

   TOTAL INVESTMENTS                                   49,133,121          120.34%             47,016,190        99.65%
OTHER ASSETS & LIABILITIES (NET)                      (8,305,019)        (-20.34%)                163,281         0.35%
                                                 ----------------    -------------     ------------------    ----------

NET ASSETS                                      $      40,828,102          100.00%    $        47,179,471       100.00%
                                                 ================    =============     ==================    ==========

748372.2

UST Private Equity Investors Fund, Inc.                                              Fiscal Year End:  October 31, 1998
Statement of Assets and Liabilities                                                       Quarter Ended:  July 31, 1998
-----------------------------------------------------------------------------------------------------------------------

                     ASSETS                                               July 31, 1998          October 31, 1997
--------------------------------------------------------------------
                                                                               (Unaudited)

Investment Securities, at Cost                                         $        50,703,524   $            41,829,598
                                                                        ==================    ======================


Investment Securities, at Value                                                 49,133,121                47,016,190

Cash                                                                             1,901,327                        --

Receivables:

  Interest                                                                          53,164                   207,725
  For Investments Sold                                                                  --                   348,462
Prepaid Assets                                                                      28,196                    37,024
Unamortized Organization Costs                                                          --                    16,490


                                                                         ------------------   ----------------------
TOTAL ASSETS                                                                    51,115,808                47,625,891
                                                                         -----------------    ----------------------


LIABILITIES
--------------------------------------------------------------------

Loan Payable                                                                    10,000,000                        --
Payable For Investments Purchased                                                  100,000                        --
Managing Investment Advisory Fees Payable                                          106,029                   258,424
Administration & Shareholder Servicing Fees Payable                                 15,672                    15,330
Directors Fees Payable                                                              22,438                    30,000
Accrued Expenses and Other Payables                                                 43,567                   142,666
                                                                        ------------------    ----------------------

TOTAL LIABILITIES                                                               10,287,706                   446,420
                                                                        ------------------    ----------------------

NET ASSETS                                                             $        40,828,102   $            47,179,471
                                                                        ==================    ======================


NET ASSETS CONSIST OF
--------------------------------------------------------------------

Accumulated Undistributed Net Investment Income                        $           121,429   $               229,824
Accumulated Net Realized Gain on Investments                                     2,158,967                 1,767,041
Net Unrealized Appreciation/(Depreciation) of Investments                      (1,570,403)                 5,186,592
Allowance for Management Incentive                                                      --                 (122,095)
Par Value                                                                              405                       405
Paid In Capital in Excess of Par Value                                          40,117,704                40,117,704
                                                                        ------------------    ----------------------

TOTAL NET ASSETS                                                       $        40,828,102   $            47,179,471
                                                                        ==================    ======================

Shares of Common Stock Outstanding                                                  40,463                    40,463
                                                                        ------------------    ----------------------

NET ASSET VALUE PER SHARE                                              $          1,009.02   $              1,165.99
                                                                         =================    ======================

748372.2

UST Private Equity Investors Fund, Inc.                                              Fiscal Year End:  October 31, 1998
Statement of Operations (Unaudited)                                                       Quarter Ended:  July 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                               Fiscal                               Prior Fiscal
                                                        Quarter Ended       Year To Date          Quarter Ended     Year To Date
                                                        July 31, 1998      July 31, 1998          July 31, 1997    July 31, 1997

INVESTMENT INCOME

Interest Income                                    $          102,933   $           467,991  $          191,471  $          797,416
                                                    -----------------    ------------------   -----------------   -----------------
Dividend Income                                                    --                    --             120,606             120,606
                                                    -----------------    ------------------   -----------------   -----------------

          TOTAL INCOME                                        102,933               467,991             312,077             918,022
                                                    -----------------    ------------------   -----------------   -----------------


EXPENSES

Management Investment Advisory Fees                           127,070               433,055             158,862             421,670
Administrative Fees & Shareholder Servicing Fees               15,179                45,041              15,169              45,011
Custodial Fees                                                  2,061                 6,348               2,274               6,483
Legal Fees                                                     17,602                42,397              22,388              81,223
Audit and Other Professional Service Fees                       6,553                19,446               7,033              20,767
Directors' Fees and Expenses                                    7,562                22,438               7,562              22,438
Shareholder Reports                                             1,260                 3,740                  --               5,951
Organization Expenses                                               0                16,490               1,511               4,483
Insurance Expense                                               3,370                10,315              18,954              56,246
Interest Expense*                                                 415                28,104                  --                  --
                                                    -----------------    ------------------   -----------------   -----------------

   TOTAL EXPENSES                                             181,072               627,374             233,753             664,272

Fees Waived and Reimbursed by Advisor                        (21,857)              (50,988)            (32,047)           (133,577)
                                                    -----------------    ------------------   -----------------   -----------------

   NET EXPENSES                                               159,215               576,386             201,706             530,695
                                                    -----------------    ------------------   -----------------   -----------------

NET INVESTMENT INCOME (LOSS)                       $         (56,282)   $         (108,395)  $          110,371  $          387,327
                                                    -----------------    ------------------   -----------------   -----------------

REALIZED AND UNREALIZED GAIN/( LOSS)
  ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions  $        1,283,340   $         2,275,612  $        1,127,119  $        1,115,071

Net Change in Unrealized Appreciation /
  (Depreciation) on Investments
                                                            (4,727,150)         (6,756,995)             794,231           2,438,897
                                                  ------------------------   -----------------    ------------------   ------------

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS
                                                            (3,443,810)         (4,481,383)             1,921,350         3,553,968

Change in Management Incentive Fee                             144,779             122,095               (113,688)        (112,484)
                                                       -----------------    ------------------   -----------------   --------------
NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS
                                               $            (3,355,313)  $     (4,467,683)    $         1,918,033  $    3,828,811
                                                ========================   =================    ==================   ==============

748372.2

UST Private Equity Investors Fund, Inc.                                              Fiscal Year End:  October 31, 1998
Statement of Changes in Net Assets (Unaudited)                                            Quarter Ended:  July 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                                               Fiscal                             Prior Fiscal
                                                     Quarter Ended          Year To Date       Quarter Ended      Year To Date
                                                     July 31, 1998         July 31, 1998       July 31, 1997      July 31, 1997

OPERATIONS:

Net Investment Income (Loss)                         $       (56,282)  $        (108,395)  $        110,371  $             387,327
Net Realized Gain (Loss) on Investments                     1,283,340           2,275,612         1,127,119              1,115,071
Net Change in Unrealized Appreciation /
(Depreciation) on Investments                             (4,727,150)         (6,756,995)           794,231              2,438,897
Change in Allowance for Management Incentive Fee              144,779             122,095         (113,688)              (112,484)
                                                      ---------------   -----------------    --------------    -------------------

Net Increase (Decrease) in Net Assets
   Resulting From Operations                              (3,355,313)         (4,467,683)         1,918,033              3,828,811

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                         --                  --                --            (1,429,792)
From Net Realized Gain on Investments                              --         (1,883,686)                --               (43,640)
                                                      ---------------   -----------------    --------------    -------------------

NET INCREASE (DECREASE) IN NET ASSETS                     (3,355,313)         (6,351,369)         1,918,033              2,355,379

NET ASSETS:
   Beginning of Period                                     44,183,415          47,179,471        43,156,966             42,719,620
                                                      ---------------   -----------------    --------------    -------------------

   End of Period                                     $     40,828,102  $       40,828,102  $     45,074,999  $          45,074,999
                                                      ===============   =================    ==============    ===================


748372.2

UST Private Equity Investors Fund, Inc.      Fiscal Year End:  October 31, 1998
Notes to Financial Statements                     Quarter Ended:  July 31, 1998
-------------------------------------------------------------------------------


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

2.       Purchases and Sales of Securities

         Purchase and sales of securities for the three month period ended July 31, 1998, excluding short-term investments, for the Company aggregated $1,728,414 and $1,369,854, respectively. At July 31, 1998, the Company had outstanding investment commitments totaling $4,378,324.

748372.2

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations.

Results of Operations


THREE-MONTH PERIOD ENDED JULY 31, 1998 AS COMPARED TO THE SIMILAR PERIOD IN 1997

The Company's net asset value per common share was $1,009.02 at July 31, 1998, down $82.93 per share from the net asset value per common share of $1,091.95 at April 30, 1998. This decrease is principally the result of a significant decline in the price of Corsair Communications. The Company's net asset value per common share was $1,113.98 at July 31, 1997, up $47.40 per share from the net asset value per common share of $1,066.58 at April 30, 1997.

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three months ended July 31, 1998 and 1997, the Company had a net realized gain/(loss) from investments of $1,283,340 and $1,127,119, respectively. For the three months ended July 31, 1998 and 1997, the Company had a net change in unrealized appreciation/(depreciation) on investments of $(4,727,150) and $794,231, respectively. The realized gains were primarily the result of the sale of Cisco Systems Inc. The unrealized loss resulted primarily from the decline in the price of Corsair Communications

Investment Income and Expenses

For the three months ended July 31, 1998, the Company had total income of $102,933 and net operating expenses of $159,215 resulting in net investment income/(loss) of $(56,282) as compared to total income of $312,077, and net operating expenses of $201,706, resulting in net investment income of $110,371 for the quarter ended July 31, 1997. The primary reason for the decline in total income was the decline of assets invested in short-term instruments and increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended July 31, 1998 and 1997, the Managing Investment Adviser earned $127,070 and $158,862 in management fees, respectively. In addition, for the quarters ended July 31, 1998 and 1997, the change in allowance for the Management Incentive Fee was $144,779 and $(113,688), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $(21,857) and $(32,047), respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

At July 31, 1998, the Company's net assets were $40,828,102, a decrease of $3,355,313 from net assets of $44,183,415 at April 30, 1998. The Company's net assets at July 31, 1997 were $45,074,999, up $1,918,033 from net assets of $43,156,966 at April 30, 1997.

Liquidity and Capital Resources

The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise. At July 31, 1998, the Company held $1,901,327 in cash and $49,133,121 in investments. At July 31, 1998, investments included $23,989,527 in portfolio companies, $8,968,861 in private funds, $4,806,467 in commercial paper, $609,873

748372.2
in corporate bonds, $10,503,217 in U.S. Government and agency obligations, and $255,176 in investment companies. At October 31, 1997, the Company held $0 in cash and $47,016,190 in investments. At October 31, 1997, investments included $30,123,439 in portfolio companies, $5,312,037 in private funds, $4,497,794 in commercial paper, $1,986,001 in corporate bonds, $4,049,484 in U.S. Government and agency obligations and $1,047,435 in investment companies. These changes were primarily the result of the investment activity discussed above.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $7,734,155, representing capital calls, has been paid by the Company through July 31, 1998.

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

748372.2

Item 4.           Submission of Matters to a Vote of Security Holders.

              None.



Item 5.           Other Information.

              Not applicable.



Item 6.           Exhibits and Reports on Form 8-K.

              (a)          Exhibits.

                           Exhibit No.

                           (27) Financial Date Schedule (for EDGAR filing purposes only).

              (a) The following reports on Form 8-K were filed during the quarter ended July 31, 1998:

                           None.

748372.2

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:       September 9, 1998         __________________________________________
                                 By:  David I. Fann
                                      President and Principal Executive Officer


Date:       September 9, 1998          _________________________________________
                                  By:  Brian Schmidt
                                       Chief Financial Officer


748372.2

                              CONFORMED SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:       September 9, 1998         /s/ David I. Fann
                                      ------------------------------------------
                                 By:  David I. Fann
                                      President and Principal Executive Officer


Date:       September 9, 1998        /s/ Brian Schmidt
                                     -------------------------------------------
                                  By:  Brian Schmidt
                                       Chief Financial Officer

748372.2