Form 10-K
period 1998-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1999-01-29
CIK 930454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 1998 OR

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
             None                                           None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1998 was 40,463 shares. No active market for the shares of the registrant exists; therefore, the market value of such shares cannot be determined.



788996.3

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

                                                                                                           Form 10-K
                                                                                                              Report
Item No.                                                                                                      Page
--------                                                                                                   ----------
                                                           PART I
1.       Business...............................................................................................  3
2.       Properties.............................................................................................  7
3.       Legal Proceedings......................................................................................  7
4.       Submission of Matters to a Vote of Security Holders...................................................   7

                                                      PART II
5.       Market for Registrant's Common Equity and Related Stockholder Matters..................................  8
6.       Selected Financial Data................................................................................  8
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.................   8
7A.      Quantitative and Qualitative Disclosures About Market Risk...........................................   10
8.       Financial Statements and Supplementary Data..........................................................   10
9.       Changes in and Disagreements with Accountants and Financial Disclosure...............................   10

                                                     PART III
10.      Directors and Executive Officers of the Registrant....................................................  23
11.      Executive Compensation ...............................................................................  23
12.      Security Ownership of Certain Beneficial Owners and Management........................................  24
13.      Certain Relationships and Related Transactions........................................................  24

                                                      PART IV
14.      Exhibits, Financial Statements, Schedules, and Reports on Form 8-K....................................  25

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

788996.3
                                       -2-

                                     PART I

Item 1.  Business.

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

Portfolio Investments:
---------------------

         The Company commenced investment operations on August 1, 1995 and during the year ended October 31, 1998 ("Fiscal 1998"), the Company's investment portfolio consisted of securities with an aggregate cost of $47,979,593 and a fair value of $45,459,390. The Company has invested $27.7 million in twelve later stage venture capital and private middle market companies (two of which are now public companies) and committed to invest another $12.0 million in six venture capital, buyout and private equity funds of which $9.2 million has been drawn.

         The following is a description of the Company's investments as of October 31, 1998 and which are more fully set forth in Item 8.


788996.3
                                       -3-

Investments held (private)
--------------------------

o Best Friends Pet Care Inc., Norwalk, CT, is an innovative pet boarding and grooming concept. The company's facilities offer a wide range of pet services including boarding, grooming and training. With 22 locations, the company believes it is the largest provider of pet boarding services in the country. Best Friends is currently rolling out new facilities throughout New England.

o Cardiopulmonary Corp., Milford, CT, designs, develops and assembles advanced software-driven ventilators, representing a new generation of life support technology for the treatment of intensive care patients. The technology, developed at Yale University Hospital, New Haven, received FDA approval during the Company's 1998 fiscal year allowing Cardiopulmonary to begin selling its products in the United States. The company's first product, the Venturi ventilator, incorporates proprietary "smart" software and pneumatic hardware. The company believes that its products will improve clinical results, decrease the length of hospital stays and reduce treatment costs.

o CommSite International, Inc., Vienna, VA, is a national wireless antennae site location and site management company serving paging, cellular, specialized mobile radio, and personal communications services carriers. In April 1998, CommSite received $13.0 million in additional equity financing in a transaction which valued the per share price at a greater value than the Company's original cost. The capital raised will be used to continue to acquire and build communications towers. The company recently secured contracts to build one hundred new communications towers.

o LogicVision, Inc., San Jose, CA, is a developer of built-in semiconductor testing software. As semiconductors become more complex (i.e. large systems reduced to a customized chip), the need for adopting new testing technology is becoming critical. LogicVision operates globally and counts among its customers Sun Microsystems, Cisco Systems, NCR Corp., Hitachi and Hughes. The company also recently announced a partnership with Credence Systems Corp. that will involve linking the LogicVision embedded ATE solution with Credence's semiconductor test systems.

o NeoVista Software, Inc., Cupertino, CA, is a company engaged in developing data mining software applications. Data mining allows companies to discover non-obvious relationships by applying various artificial intelligence algorithms to data that have been deposited into data warehouses. The software allows companies to make use of information that in the past has been collected, but not effectively interpreted. Corporate applications of NeoVista's products include inventory management, customer profiling, behavior prediction and fraud detection.

o Signius Corp., Somerset, NJ, (formerly known as ProCommunications, Inc.) provides telemessaging services for small and medium sized businesses. The company believes it is now the largest multi-site telemessaging company in the United States, with 45 locations and over 1,000 employees. Among Signius' service offerings are voice mail, custom call processing, alpha-numeric dispatch, inbound order taking, claims processing and interactive voice response services. The Company currently maintains a seat on the Board of Directors.

o QuickLogic Corp., San Jose, CA, designs, manufactures and markets high-capacity programmable logic semiconductors, known as field programmable gate arrays (FPGAs), along with comprehensive design software. The company's products shorten the design cycle time for electronic systems. accelerating time-to-market. QuickLogic recently announced a new class of devices, embedded standard products (ESPs), which facilitate extremely fast development of complex systems.


788996.3
                                       -4-

Investments held (public)
-------------------------

o Corsair Communications, Inc., Palo Alto, CA, (ticker: "CAIR", Nasdaq) is a provider of equipment and services to wireless communications providers. The company has successfully deployed its products both domestically and abroad. In July 1997, Corsair completed an initial public offering priced at $15.00 per share and eventually traded to a high of $27.625 per share on October 13, 1997. During the course of 1998, the company acquired Subscriber Computing. Subsequent to the acquisition, the company missed its June 1998 quarterly earnings estimates. This situation, combined with the sell-off of small capitalization stocks beginning in August and the difficulties facing telecommunications equipment companies with international exposure, caused the stock price to decline sharply. It currently trades at approximately $5.00 per share.

Investments in third-party funds
--------------------------------

o Brentwood Associates Buyout Fund II, LP ("Brentwood") specializes in consolidating businesses in fragmented industries. Brentwood has acquired a total of eight companies to date including Classroom Connect, Inc., a provider of educational Internet products, in which Excelsior Private Equity Fund II, Inc. (an affiliate of the Company) is also invested. Other companies in Brentwood's portfolio include Aspen Marketing Group, Inc., a company in the promotional marketing industry and WorldPoint Logistics, Inc., a player in the third-party logistics industry. In August 1998, Clinical Communications Group, Inc., a provider of educational and promotional materials for the pharmaceutical industry, was sold to Snyder Communications, for approximately two times Brentwood's original cost of $20 million.

o Bruckmann, Rosser, Sherrill & Co., LP ("BRS") is a leveraged buyout fund targeting acquisitions in stable industries. Among BRS's recent transactions are acquisitions of Mediq (healthcare services), California Pizza Kitchen (specialty restaurants) and Penhall International, Inc. (operator-assisted equipment rental provider). In July 1998, BRS sold one of its portfolio companies, Restaurant
         Associates Corp., to Compass Group plc, resulting in a 4.75 times return on BRS's cost and a distribution of approximately $200,000 to the Company.

o Lawrence, Smith & Horey III, LP ("LSH") targets later-stage and new media investment opportunities on the East Coast. Approximately three-quarters of LSH have been invested to date in a portfolio of nine companies. Among LSH's investments are Signius Corp. and CommSite International, Inc., both direct investments of the Company. LSH's other investments include National Network Technologies, Inc., a provider of installation and maintenance services for all major communications carriers in the New York marketplace besides Bell Atlantic, and Shuttle America, a start-up commuter airline.

o Morgenthaler Venture Partners IV, LP ("Morgenthaler") invests in healthcare and information technology companies across all investment stages on a national basis. In June, Nortel acquired Aptis, one of
         Morgenthaler's portfolio companies, returning 5.9 times the fund's cost. The Company received 6,668 shares of Nortel valued at approximately $232,000. To date, Morgenthaler's portfolio consists of 23 companies including Molecular Applications Group, Inc., a company in the drug design automation software market, and Nuance Communications, Inc. which develops speech recognition and natural language understanding software.

o Sevin Rosen V, LP ("Sevin Rosen") invests in early-stage technology companies. In 1998, Sevin Rosen invested in several companies including Airspan Communications, a designer, manufacturer and seller of wireless local loop (WLL) systems to replace copper cable running between a telephone central office and a telephone subscriber location. The fund also invested in Decision.ism, Inc., a company that develops and markets software for data mart management. As a result of Sevin Rosen's investment in LightSpeed International, a company that was acquired by Cisco Systems in December 1997, the Company received 7,000 shares of Cisco Systems in April 1998.


788996.3
                                       -5-

o Vanguard V, LP ("Vanguard") invests in seed and early stage companies in the communications, life science and computer sectors primarily on the West Coast and in the Southwest. In April 1998, the Company received a distribution of approximately 13,600 shares of Cisco Systems from Vanguard. The distribution resulted from Cisco's purchase of LightSpeed International, another company in the Vanguard portfolio. Vanguard's portfolio also includes ImageX.com, a low cost Internet/Intranet solution to enable businesses to order their printed materials, and Fujant Technologies which is building a family of multi-carrier power amplifiers and active antennae for use in cellular and PCS base stations.

Investments sold
----------------

o Rental Service Corp., Scottsdale, AZ, (ticker: "RSV", New York Stock Exchange) is a consolidator of heavy equipment rental companies. In January 1996, the Company invested in RSV at $7.03 per share. RSV subsequently completed an initial public offering in September 1996. The Company has since sold its position in RSV at an average of $21.60 per share representing the Company's first completely realized investment.

Investments written-off
-----------------------

o AbTox, Inc., Mundelein, IL, manufactured gas plasma sterilizers used in hospitals and by medical equipment companies. In April 1998, the Food and Drug Administration (the "FDA") notified the company that it had not received FDA clearance to sell the company's Plazlyte sterilizer. Further, the FDA indicated that it had believed the sterilizer posed a safety issue when used on medical instruments used in eye surgeries and medical instruments containing copper, zinc, or brass. The FDA acknowledged that the company did receive FDA clearance for a prior product also called the Plazlyte Sterilization System, which the company never commercially marketed. Subsequently, in July 1998, the company sought Chapter 11 Bankruptcy protection and ceased marketing its product.

         Our investment was predicated on the potential growth of a new sterilizer that had over 150 units installed at some of the most prestigious medical institutions and hospitals in the world. Furthermore, at the time of our investment we received copies of FDA clearance letters that we believed at the time accurately reflected the product's regulatory position. We sought and received the requisite legal representations and warranties regarding the company, its products, and its regulatory status in the Purchase Agreements which we now believe the company breached. As a result, we are currently exploring all recovery avenues including possible legal remedies. We are uncertain of the amount of recovery, if any, that we may receive and, accordingly have written off this investment.

o Party Stores Holdings, Inc., Melville, NY, was a dominant party store concept chain in New York with a stronghold on Long Island. In 1997, the Company invested in the company on the premise that it would help to fund the acquisition of two geographically contiguous chains, Paperama and Paper Cutters. Both of these acquisitions were turnaround situations. However, the problems were more severe than originally anticipated and the combined entity required significantly more capital. In early 1998, the Company and the other investors chose not to invest more equity, as it was unclear how the business could be made economically viable. As a result, the company filed for Chapter 11 Bankruptcy protection in January 1998. The Company does not anticipate any recovery from this investment.

o P2 Holdings Corp. (also known as Plynetics Express), San Leandro, CA, was a provider of rapid prototyping and rapid tooling services. At the time of our investment, we believed the outsourcing of prototyping and tooling services to be a rapidly growing industry with significant fragmentation. P2 sought to consolidate this industry and provide customers with a national, multi-site solution. During the course of this year, P2 struggled as the industry entered a downturn. Quickly, the company became a high fixed cost manufacturer and service provider in an industry that was undergoing significant pricing pressure. As a result, the company imposed several cost cutting initiatives but was unable to protect its margins from

788996.3
                                       -6-
         deteriorating.   In  October,   the  Company  perceived  the  company's
         viability to be in serious doubt and wrote-off its investment. No recovery is expected for the company's shareholders.

Competition:
-----------

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

Employees:
---------

         At October 31, 1998, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

Item 2.  Properties.

         The Company does not own or lease physical properties.

Item 3.  Legal Proceedings.

         The Company is not party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



788996.3
                                       -7-

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company has 100,000 Shares authorized, of which 40,463 Shares were issued and outstanding on October 31, 1998. On December 21, 1998, the Company declared a dividend payable to shareholders of record on December 18, 1998 in the amount of $9.08 per share.

         There is no established public trading market for the Company's Shares.

Item 6.  Selected Financial Data.

         All selected financial data for the years ended October 31, 1998, 1997, 1996 and the period commencing on August 1, 1995 (inception) and ending on October 31, 1995 may be found in the financial statements. See Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:
-------------------------------

         At October 31, 1998, the Company held $45,459,390 in investments and $603,540 in cash as compared to $47,016,190 in investments at October 31, 1997. At October 31, 1998, investments included $1,000,000 in commercial paper, $386,917 in corporate bonds, $11,954,587 in U.S. Government and agency obligations, $10,290,156 in private investment funds, $18,142,158 in private companies, $2,103,659 in public companies and $1,581,913 in investment companies.

         At October 31, 1998 the Company had an $8,000,000 note payable to The Chase Manhattan Bank. The proceeds were used for temporary investment purposes. The note held an interest rate equal to the Federal Funds rate plus 0.50%. The note was collateralized by a United States Treasury Bill. The note was paid in its entirety on November 2, 1998.

         In connection with the Company's commitments to private funds in the amount of $12,000,000, since inception, a total of $9,192,658, representing capital calls, was paid by the Company, comprised of $3,606,968 in fiscal 1998 and $5,585,690 in prior years.

Results of Operations:
---------------------

Investment Income and Expenses

         For fiscal 1998, the Company had interest income of $569,706, and net operating expenses of $730,161, resulting in net investment loss of $160,455 as compared to interest income of $959,878, and net operating expenses of $743,207, resulting in net investment income of $216,671 for the fiscal year ended October 31, 1997. The decrease in net investment income in Fiscal 1998 is primarily the result of the Company using available cash, which had been in short-term, interest bearing vehicles, to make investments in private companies and private funds which do not pay interest.

         United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable

788996.3
                                       -8-
quarterly. For the fiscal years ended October 31, 1998, and October 31, 1997 the Managing Investment Adviser earned $549,137 and $588,909 in management fees, respectively. In addition, for the same periods, the Managing Investment Advisor received/reimbursed ($122,095) and $117,732 in management incentive fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of ($76,165) and ($165,453) as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.


Net Assets

         The Company's net asset value per common share was $936.84 at October 31, 1998, down $229.15 per share from the net asset value per common share of $1,165.99 at October 31, 1997. This decrease is primarily the result of the write-off of AbTox, Inc., Party Stores Holdings, Inc. and P2 Holdings Corp. as detailed above as well as the depreciation in the price of Corsair Communications, Inc. This decrease was partially offset by an increase in value of CommSite International, Bruckmann, Rosser, Sherrill & Co., LP, Sevin Rosen V, LP and Vanguard V, LP as well as by the distributions of Cisco Systems and Northern Telecom shares.

         For fiscal 1998, the Company had a net decrease in net assets resulting from operations of $7,388,593 ($182.60 per share), comprised of net investment loss totaling $160,455 ($3.97 per share), and realized and unrealized loss of $7,350,233 ($181.64 per share) and allowance for management incentive fee of $122,095 ($3.01 per share) compared to a net increase in net assets resulting from operations of $5,933,285 ($146.64 per share), comprised of net investment income totaling $216,671 ($5.35 per share) and net realized and unrealized gains of $5,834,344 ($144.20 per share) and allowance for management incentive fee ($117,732) ($2.91 per share) in fiscal 1997.

         At October 31, 1998, the Company's net assets were $37,907,192, a decrease of $9,272,279 from net assets of $47,179,471 at October 31, 1997. This decrease was the result of a $7,388,593 net decrease in net assets resulting from operations and a $1,883,686 distribution to shareholders.


Realized and Unrealized Gains and Losses from Portfolio Investments:
-------------------------------------------------------------------

         For the fiscal year ended October 31, 1998, the Company had a ($7,350,233) net realized and unrealized loss from investments, comprised of $356,562 net realized gain on security transactions and a ($7,706,795) net change in unrealized depreciation of investments as compared to a $5,834,344 net realized and unrealized gain from investments, comprised of $1,926,352 net realized gain on security transactions and a $3,907,992 net change in unrealized appreciation of investments for the fiscal year ended October 31, 1997.

Year 2000:
---------

         Like other investment companies, financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Investment Adviser and the Company's other service providers have informed the Company that they are taking steps to address the Year 2000 Problem with respect to the computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem.


788996.3
                                       -9-

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk:
-----------------

         The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies. At October 31, 1998, these publicly traded equity securities were valued at $2,103,659. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $210,366 in the value of these securities. Actual results may differ.

Item 8.  Financial Statements and Supplementary Data.

                  UST PRIVATE EQUITY INVESTORS FUND, INC.

                                      INDEX
                                      -----

Portfolio of Investments at October 31, 1998

Statement of Assets and Liabilities as of October 31, 1998

Statement of Operations for the year ended October 31, 1998

Statement of Changes in Net Assets for the years ended October 31, 1998 and October 31, 1997

Statement of Cash Flows for the year ended October 31, 1998

Financial  Highlights  -- Selected Per Share Data and Ratios for the years ended
October  31,  1998,   1997,  1996  and  for  the  period  from  August  1,  1995
(commencement of operations) to October 31, 1995

Notes to Financial Statements

Independent Auditors' Report

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         Please  refer  to  attached   pages  for   above-referenced   Financial
         Statements and Supplementary Data


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


788996.3
                                      -10-

UST Private Equity Investors Fund, Inc.
Portfolio of Investments October 31, 1998



      Principal                                                                                  Coupon          Value
    Amount/Shares                                                                              Rate/Yield       (Note 1)
---------------------                                                                          -----------    -----------

COMMERCIAL PAPER -- 2.64%
    $1,000,000  General Electric Capital Corp., 12/11/98
                                (Cost $1,000,000).....................................           5.11%       $1,000,000
                                                                                                          -------------

CORPORATE BONDS - 1.02%

              142,000  AT&T Corp., 5/01/99............................................           4.38           141,631
              150,000  Bank of New York (Delaware), 2/12/99...........................           5.42           150,039
               95,000  Merrill Lynch & Co., 2/16/99...................................           5.50            95,247
                                                                                                          -------------

                       TOTAL CORPORATE BONDS (Cost $385,641)..........................                          386,917
                                                                                                          -------------

U.S. GOVERNMENT AGENCY OBLIGATIONS-- 31.54%
            1,000,000  Federal Farm Credit Bank, 11/19/98.............................           4.77**         997,615
            1,000,000  Federal Home Loan Bank, 11/02/98...............................           5.40**         999,850
            1,000,000  Federal Home Loan Mortgage Corp., 11/30/98                                5.09**         995,900
            1,000,000  Federal National Mortgage Association, 11/04/98................           5.34**         999,555
         ***8,000,000  U.S. Treasury Bill, 12/17/98...................................           3.75**       7,961,667
                                                                                                          -------------

                       TOTAL U.S. GOVERNMENT AGENCY OBLIGATIONS
                       (COST $11,954,587).............................................                       11,954,587
                                                                                                          -------------

PRIVATE INVESTMENT FUNDS #, @-- 27.14%
                  943  Brentwood Associates Buyout Fund II, LP........................                        1,470,378
                1,388  Bruckmann, Rosser, Sherrill & Co., LP..........................                        2,066,227
                6,005  Lawrence, Smith & Horey III, LP................................                        1,434,769
                2,008  Morgenthaler Venture Partners IV, LP...........................                        1,320,455
                3,586  Sevin Rosen Fund V, LP.........................................                        1,925,527
                4,007  Vanguard V, LP.................................................                        2,072,800
                                                                                                          -------------

                       TOTAL PRIVATE INVESTMENT FUNDS
                       (Cost $8,309,479)..............................................                       10,290,156
                                                                                                          -------------
                                           See Notes to Financial Statements



788996.3
                                      -11-


      Principal                                                                                  Coupon          Value
    Amount/Shares                                                                              Rate/Yield       (Note 1)
---------------------                                                                          -----------    -----------
PRIVATE COMPANIES #, @ -- 47.86%
  Preferred and Common Stocks -- 47.22%

   Business Services-- 8.28%
              750,000  +!Signius Corporation, Series C................................                      $   3,000,000
                       +!Signius Corporation, Bridge Note.............................                            139,056
                                                                                                            -------------
                                                                                                                3,139,056
                                                                                                            -------------

  Communications Services --11.28%
            1,125,000  !CommSite International Inc., Series A.........................                          1,125,000
            1,875,000  !CommSite International Inc., Series B.........................                          1,931,250
            1,183,252  !CommSite International Inc., Series C.........................                          1,218,750
                                                                                                            -------------
                                                                                                                4,275,000
                                                                                                            -------------

  Computer Software -- 2.36%
              537,521  !NeoVista Software Inc., Series V..............................                            537,521
              475,481  !NeoVista Software Inc., Series VI.............................                            356,611
                                                                                                            -------------
                                                                                                                  894,132
                                                                                                            -------------

  Medical Devices -- 6.18%
            1,136,364  AbTox Inc., Series F...........................................                                 --
              515,464  !Cardiopulmonary Corp., Series D...............................                          2,190,722
               35,294  !Cardiopulmonary Corp., Series F...............................                            149,999
                                                                                                            -------------
                                                                                                                2,340,721
                                                                                                            -------------

  Semiconductors -- 11.21%
              294,000  LogicVision Inc., Series F.....................................                          1,249,500
            2,586,207  QuickLogic Corp., Series F.....................................                          3,000,000
                                                                                                            -------------
                                                                                                                4,249,500
                                                                                                            -------------

  Specialty Industry Machinery -- 0.00%
              572,190  P2 Holdings Corp., Series A....................................                                 --
            1,395,442  P2 Holdings Corp., Series B....................................                                 --
                                                                                                            -------------
                                                                                                                       --
                                                                                                            -------------

  Specialty Retail -- 7.91%
            2,608,696  !Best Friends Pet Care, Inc., Series F ........................                          3,000,000
                                                                                                            -------------
                                                                                                               17,898,409
                                                                                                            -------------

                                           See Notes to Financial Statements




788996.3
                                                       -12-

      Principal                                                                                  Coupon          Value
    Amount/Shares                                                                              Rate/Yield       (Note 1)
---------------------                                                                          -----------    -----------
PRIVATE COMPANIES - (Continued)

         Warrants -- 0.64%
         Communication Services -- 0.64%
              236,650  !CommSite International Inc., Series C.........................                            243,749
               34,764  +!Signius Corporation..........................................                                 --
                                                                                                            -------------
                                                                                                                  243,749
                                                                                                            -------------

                       TOTAL PRIVATE COMPANIES (Cost $21,701,078).....................                         18,142,158
                                                                                                            -------------

PUBLIC COMPANIES -- 5.55%
  Common Stocks -- 5.55%
  Telecommunications-- 5.55%
              363,637  Corsair Communications, Inc....................................                          1,818,185
                6,668  Northern Telecom Ltd...........................................                            285,474
                                                                                                            -------------

                       TOTAL PUBLIC COMPANIES (Cost $3,046,895).......................                          2,103,659
                                                                                                            -------------

INVESTMENT COMPANIES-- 4.17%
              981,500  Dreyfus Treasury Cash Management Fund..........................                            981,500
              600,413  Fidelity Cash Portfolio, U.S. Treasury II......................                            600,413
                                                                                                            -------------

                       TOTAL INVESTMENT COMPANIES
                       (Cost $1,581,913)..............................................                          1,581,913
                                                                                                            -------------
TOTAL INVESTMENTS (Cost $47,979,593*).................................................         119.92%         45,459,390
                                                                                                            -------------

OTHER ASSETS & LIABILITIES (NET)......................................................         (19.92)         (7,552,198)
                                                                                           -----------      -------------

NET ASSETS............................................................................          100.00%       $37,907,192
                                                                                           ===========      =============

*        Aggregate cost for Federal tax and book purposes.
**       Discount Rate.
***      Held as collateral for the note payable.
+        The company changed its name from ProCommunications, Inc.
! At October 31, 1998, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. At October 31, 1998 these securities were valued at the cost at which they were acquired during the year. There were no sales of shares of any affiliates during the year. Total market value of affiliated securities owned at October 31, 1998 was $13,892,658.
# Restricted as to public resale. Acquired between January 3, 1996 and October 30, 1998. Total cost of restricted securities at October 31, 1998 aggregated $30,010,557. Total market value of restricted securities owned at October 31, 1998 was $28,432,314 or 75.0% of net assets.
@        Non-Income Producing Security.

                        See Notes to Financial Statements



788996.3
                                      -13-

UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities
October 31, 1998




ASSETS:
   Investments, at value (Cost $47,979,593) (Note 1)...........................................$         45,459,390
   Cash........................................................................................             603,540
   Interest receivable.........................................................................              29,488
   Prepaid expenses............................................................................              19,428
                                                                                               --------------------

      Total Assets.............................................................................          46,111,846
LIABILITIES:
   Management fees payable (Note 2)............................................................              91,688
   Directors' fees payable (Note 2)............................................................              30,000
   Administration fees payable (Note 2)........................................................              15,531
   Note payable (Note 5).......................................................................           8,000,000
   Accrued expenses and other payables.........................................................              67,435
                                                                                               --------------------

      Total Liabilities........................................................................           8,204,654
                                                                                               --------------------

NET ASSETS.....................................................................................$         37,907,192
                                                                                               ====================

NET ASSETS consist of:

   Undistributed net investment income.........................................................$            417,716
   Accumulated net realized gain on investments................................................             239,917
   Net unrealized depreciation of investments..................................................          (2,520,203)
   Par value...................................................................................                 405
   Paid-in capital in excess of par value......................................................          39,769,357
                                                                                               --------------------

Total Net Assets...............................................................................$         37,907,192
                                                                                               ====================

Shares of Common Stock Outstanding ($0.01 par value, 100,000 authorized)                                     40,463
NET ASSET VALUE PER SHARE                                                                      $             936.84
                                                                                               ====================


                        See Notes to Financial Statements

788996.3
                                      -14-

UST Private Equity Investors Fund, Inc.
Statement of Operations
For the Year Ended October 31, 1998


INVESTMENT INCOME:
   Interest income................................................................................$         569,706
                                                                                                  -----------------
 EXPENSES:
   Managing investment advisory fees (Note 2).....................................................          549,137
   Legal fees.....................................................................................           60,000
   Administration fees (Note 2)...................................................................           58,000
   Interest Expense on Loans (Note 5).............................................................           37,227
   Directors' fees and expenses (Note 2)..........................................................           30,000
   Amortization of organization expense (Note 4)..................................................           16,490
   Insurance expense..............................................................................           13,685
   Miscellaneous expenses.........................................................................           41,787
                                                                                                  -----------------
      Total Expenses..............................................................................          806,326
   Expenses reimbursed by Managing Investment Adviser (Note 2)....................................          (76,165)
                                                                                                  -----------------
      Net Expenses................................................................................          730,161
                                                                                                  -----------------
NET INVESTMENT LOSS...............................................................................         (160,455)
                                                                                                  -----------------
NET REALIZED AND UNREALIZED GAIN (LOSS): (Note 1)
   Net realized gain on investments...............................................................          356,562
   Net change in unrealized depreciation of investments...........................................       (7,706,795)
                                                                                                  -----------------
NET REALIZED AND UNREALIZED LOSS..................................................................       (7,350,233)
Net change in Allowance for Management Incentive fee..............................................          122,095
                                                                                                  -----------------
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS..............................................$      (7,388,593)
                                                                                                  =================


                        See Notes to Financial Statements


788996.3
                                      -15-

UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets

                                                                                      Years Ended October 31,
                                                                                      1998               1997
                                                                                ----------------    ---------------
OPERATIONS:
   Net investment income (loss)............................................     $       (160,455)   $       216,671
   Net realized gain on investments........................................              356,562          1,926,352
   Net change in unrealized appreciation (depreciation) of investments.....           (7,706,795)         3,907,992
   Net change in Allowance for Management Incentive fee....................              122,095           (117,732)
                                                                                ----------------    ---------------
      Net increase (decrease) in net assets resulting from operations......           (7,388,593)         5,933,283
DISTRIBUTIONS TO SHAREHOLDERS FROM:
   Net investment income...................................................                   --         (1,429,792)
   Net realized gain.......................................................           (1,883,686)           (43,640)
                                                                                ----------------    ---------------
Net increase in net assets.................................................           (9,272,279)         4,459,851
NET ASSETS:
   Beginning of year ......................................................           47,179,471         42,719,620
                                                                                ----------------    ---------------
   End of year (including undistributed net investment income
      of $417,716 and $229,824, respectively)..............................     $     37,907,192    $    47,179,471
                                                                                ================    ===============


                                         See Notes to Financial Statements


788996.3
                                      -16-

UST Private Equity Investors Fund, Inc.
Statement of Cash Flows
For the Year Ended October 31, 1998


CASH FLOWS FROM INVESTING AND OPERATING ACTIVITIES:
   Proceeds from Sales of Investments.........................................................$           4,641,123
   Purchases of Investments...................................................................           (7,074,067)
   Net Increase in Short-Term Investments.....................................................           (3,012,027)
   Investment Income..........................................................................              747,943
   Interest Paid..............................................................................              (33,241)
   Operating Expenses Paid....................................................................             (725,821)
                                                                                              ---------------------

   Net Cash Used for Investing and Operating Activities.......................................           (5,456,090)
                                                                                              ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions Paid.........................................................................           (1,883,686)
   Cash Receipts from Borrowings..............................................................            8,000,000
                                                                                              ---------------------
   Net Cash Provided by Financing Activities..................................................            6,116,314
                                                                                              ---------------------
   Net Increase in Cash ......................................................................              660,224
Cash at Beginning of Year.....................................................................              (56,684)
                                                                                              ---------------------

Cash at End of Year...........................................................................$             603,540
                                                                                              =====================

Reconciliation of Net Investment Income to Net Cash
Used for Investing and Operating Activities:
   Net Investment Loss........................................................................$            (160,455)
   Proceeds from Sales of Investments.........................................................            4,641,123
   Purchases of Investments...................................................................           (7,074,067)
   Net Increase In Short-Term Investments.....................................................           (3,012,027)
   Net Decrease in Receivables Related to Operations..........................................              195,833
   Net Decrease in Payables Related to Operations.............................................             (204,297)
   Amortization of Organization Costs.........................................................               16,490
   Accretion/Amortization of Discounts and Premiums...........................................              141,310
                                                                                              ---------------------

   Net Cash Used for Investing and Operating Activities.......................................$          (5,456,090)
                                                                                              =====================


                        See Notes to Financial Statements

788996.3
                                      -17-

UST Private Equity Investors Fund, Inc.
Financial Highlights - Selected Per Share Data and Ratios

         For a fund share outstanding throughout each period


                                                                                                                    August 1,
                                                                                                                    1995* to
                                                           Years Ended October 31,                                 October 31,
                                                      1998                  1997                   1996               1995
                                                ----------------      ----------------      ---------------     ----------------
NET ASSET VALUE, BEGINNING
     OF PERIOD                                  $   1,165.99          $     1,055.77        $     992.32         $   1,000.00
Offering Costs..............................           --                      --                 --                    (8.53)
                                                ----------------      ----------------      ---------------     ----------------
INCOME FROM INVESTMENT
OPERATIONS
     Net Investment Income (Loss)  .........           (3.97)                   5.35                40.33               12.86
     Net Realized and Unrealized Gain
     (Loss) on Investments..................         (181.64)                 144.20                32.84               (0.17)
     Net Change in Allowance for Management
         Incentive fee......................            3.01                   (2.91)               (0.10)               --
                                                ----------------      ----------------      ---------------     ----------------
     Total from Investment Operations.......         (182.60)                 146.64                73.07               12.69
                                                ----------------      ----------------      ---------------     ----------------
DISTRIBUTIONS
     Net Investment Income..................           --                     (35.34)               (9.62)             (11.84)
     Net Realized Gain......................          (46.55)                  (1.08)               --                   --
                                                ----------------      ----------------      ---------------     ----------------

NET ASSET VALUE, END OF PERIOD                  $     936.84          $     1,165.99   $         1,055.77  $           992.32
                                                ================      ================      ===============     ================

TOTAL NET ASSET VALUE RETURN+                         (16.22)%                 14.37%                7.41%               0.39%
                                                ================      ================      ===============     ================

RATIOS AND SUPPLEMENTAL DATA
     Net Assets, End of Period (Thousands)..    $     37,907          $       47,179         $     42,720        $     40,152
     Ratio of Net Operating Expenses to Average
         Net Assets.........................            1.77%                   1.65%                1.00%               0.50%**
     Ratio of Gross Operating Expenses to
         Average Net Assets++...............            1.95%                   2.02%                1.56%               2.44%**
     Ratio of Net Investment Income to Average
         Net Assets.........................           (0.39)%                  0.48%                3.96%               5.18%**
     Interest Expense Ratio.................            0.09%                    N/A                  N/A                 N/A
     Portfolio Turnover Rate................              11%                     44%                  10%                  0%


 *   Commencement of operations.
**   Annualized.

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


788996.3
                                      -18-

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

     (a) Portfolio valuation:

     The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Direct equity investments that are the same class as a class of stock that is registered and publicly traded, but are subject to regulatory holding periods or other restrictions, are valued based upon the last sales price of the unrestricted stock on the securities exchange on which such securities are primarily traded, less a liquidity discount determined by the Investment Adviser. Direct equity investments for which market quotations are not readily available are carried at fair value as determined in good faith by the Investment Adviser after considering certain pertinent factors, including the cost of the investment, developments since the acquisition of the investment, comparisons to similar publicly traded investments, subsequent purchases of the same investment by other investors, the current financial position and operating results of the issuer and such other factors as may be deemed relevant. Investments in limited partnerships are carried at fair value as determined by the Investment Adviser. In establishing the fair value of investments in other partnerships, the Investment Adviser takes into consideration information received from those partnerships, including their financial statements and the fair value established by the general partner of the investee partnership.

     At October 31, 1998, market quotations were not readily available for securities valued at $28,432,314. Such securities were valued by the Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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


788996.3
                                      -19-

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

     At October 31, 1998 the tax basis of the Company's investments for Federal income tax purposes amounted to $47,979,593. The net unrealized depreciation amounted to $2,520,203, which is comprised of gross unrealized appreciation of $4,243,097 and aggregate gross unrealized depreciation of $6,763,300.

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

     Chase Global Funds Services Company ("CGFSC"), a corporate affiliate of The Chase Manhattan Bank (the "Administrator"), provides administrative services to the Company. For the services provided to the Portfolio, the Administrator is entitled to an annual fee of $58,000, which is paid quarterly.

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

3.   Purchases and Sales of Securities

     Purchases and sales of securities, excluding short-term investments, for the Company aggregated $7.074,067 and $3,870,893, respectively.

     At October 31, 1998, the Company had outstanding investment commitments totaling $2,919,821.

788996.3
                                      -20-

4.   Organization Costs

     The Company has borne all costs in connection with the initial organization of the Company. The Company expensed all remaining organization costs, totaling $16,490, as of October 31, 1998.

5.   Note Payable

     At October 31, 1998 the Company had an $8,000,000 note payable to The Chase Manhattan Bank. The proceeds were used for temporary investment purposes. The note had an interest rate equal to the Federal Funds rate plus 0.50%. The note was collateralized by a United States Treasury Bill which is identified in the Schedule of Investments. The note was paid in its entirety on November 2, 1998. The average daily amount of borrowings during the period ended October 31, 1998 was $589,041 with a weighted average annualized interest rate of 6.09%.

788996.3
                                      -21-

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
UST Private Equity Investors Fund, Inc.

We have audited the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc., including the portfolio of investments, as of October 31, 1998, the related statement of operations and statement of cash flows for the year then ended, the statements of changes in net assets for each of the two years then ended and financial highlights for each of the indicated periods. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 1998 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of UST Private Equity Investors Fund, Inc. at October 31, 1998, the results of its operations and its cash flows for the year then ended, the changes in net assets for each of the two years then ended and the financial highlights for each of the indicated periods in conformity with generally accepted accounting principles.



                                                   /s/ Ernst & Young LLP

New York, New York
December 16, 1998



788996.3
                                      -22-

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 1998.

                                                              Served in Present
Name and Age                  Position                         Capacity Since
------------                  --------                        -----------------

David I. Fann [34]            President; Chief               September 16, 1994
                              Executive Officer

Douglas A. Lindgren [36]      Executive                      July 6, 1995
                              Vice President

Brian Schmidt [39]            Chief Financial Officer        May 31, 1996
                              Chief Accounting Officer
                              Treasurer

Frank Bruno [39]              Assistant Treasurer            March 4, 1997

Ronald A. Schwartz [50]       Secretary                      September 16, 1994

Frank J. Hearn, Jr. [34]      Assistant Secretary            March 4, 1997

Edith A. Cassidy* [45]        Director                       September 16, 1994

Gene M. Bernstein [51]        Director                       December 1, 1994

Stephen V. Murphy [53]        Director                       December 1, 1994


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


Item 11.  Executive Compensation.

At October 31, 1998, the Company had no full-time employees. Pursuant to the Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in

788996.3
                                      -23-
certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. For Fiscal 1998, the Managing Investment Adviser reimbursed $76,165 to the Company pursuant to a voluntary agreement, representing operating expenses (excluding its management fee of $549,137). Additional information with respect to the management fee payable to the Managing Investment Adviser is set forth in the "Management" section of the Prospectus, as modified by the supplement thereto dated October 31, 1995, which section is incorporated herein by reference.

The disinterested directors receive compensation of $9,000 on an annual basis and $1,500 for each Board of Directors' meeting attended plus reasonable expenses. For Fiscal 1998, the disinterested directors of the Company each received compensation totaling $15,000.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

As of October 31, 1998, no person or group is known by the Company to be the beneficial owner of more than 5% of the aggregate number of Shares held by all shareholders. The directors and officers of the Company as a group own 251 Shares. The Company is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Company.

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



788996.3
                                      -24-

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)   1.    Financial Statements

                   Portfolio of Investments at October 31, 1998

                   Statement of Assets and Liabilities as of October 31, 1998

                   Statement of Operations for the year ended October 31, 1998

                   Statement of Changes in Net Assets for the year ended October 31, 1998 and October 31, 1997

                   Statement of Cash Flows for the year ended October 31, 1998

                   Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 1998, 1997, 1996 and for the period from August 1, 1995 (commencement of operations) to October 31, 1995

                   Notes to Financial Statements

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


788996.3
                                      -25-

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By: /s/  DAVID I. FANN
                                       ------------------------------------
                                       David I. Fann, President and
                                         Chief Executive Officer


                              By: /s/  BRIAN SCHMIDT
                                       ------------------------------------
                                       Brian Schmidt, Treasurer


                              By: /s/  JOHN C. HOVER, II
                                       ------------------------------------
                                       John C. Hover, II, Director


                              By: /s/  GENE M. BERNSTEIN
                                       ------------------------------------
                                       Gene M. Bernstein, Director


                              By: /s/  STEPHEN V. MURPHY
                                       ------------------------------------
                                       Stephen V. Murphy, Director


Date:  January 29, 1999


788996.3
                                      -26-

                         CONSENT OF INDEPENDENT AUDITORS

           We consent to the reference to our firm under the caption "Experts" in the Prospectus, which is incorporated by reference, and to the use of our report dated December 16, 1998, included in this Annual Report (Form 10-K), for the fiscal year ended October 31, 1998, of UST Private Equity Investors Fund, Inc.



                                               ERNST & YOUNG LLP

New York, New York
January 27, 1999



788996.3