Form 10-Q
period 1999-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1999-03-05
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______
                         Commission File Number 0-24856


                   ------------------------------------------

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


                           Yes |X|           No |_|

As of January 31, 1999, there were 40,463 shares of the Registrant's Common Stock, $.001 par value, outstanding.


805571.3

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



          INDEX                                                                 PAGE NO.
          -----                                                                 --------

 PART I.  FINANCIAL INFORMATION

  Item
 Financial  Statements  (Unaudited).

          Portfolio  of  Investments  as of January 31, 1999  (Unaudited)  and
          October 31, 1998.

          Statement  of  Assets  and   Liabilities  as  of  January  31,  1999
          (Unaudited)  and October 31, 1998.

          Statement of Operations for the three month period ended January 31, 1999 (Unaudited) and the three month period ended January 31, 1998
          (Unaudited).

          Statement  of Changes in Net Assets for the three month period ended
          January  31,  1999  (Unaudited)  and the three  month  period  ended
          January  31,  1998  (Unaudited).

          Notes to  Financial  Statements  (Unaudited).

  Item 2. Management's Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations.

  Item 3. Quantitative and Qualitative  Disclosures About
          Market Risk.

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.

  Item 2. Changes in Securities.

  Item 3. Defaults upon Senior Securities.

  Item 4. Submission  of Matters to a Vote of  Securityholders.

  Item 5. Other Information.

  Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES

                                      ii
805571.3

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.


UST Private Equity Investors Fund, Inc.                                                          Fiscal Year End:  October 31, 1999
Portfolio of Investments                                                                           Quarter Ended:  January 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------



                                                                       January 31, 1999                    October 31, 1998
                                                            -----------------------------------    ------------------------------

PORTFOLIO STRUCTURE
-------------------

     PORTFOLIO COMPANIES                                 $       20,207,559         53.92%       $    20,245,817          53.41%

     PRIVATE FUNDS                                               10,342,252         27.60%            10,290,156          27.14%

     SHORT-TERM INVESTMENTS:

       Commercial Paper                                           4,994,133         13.33%             1,000,000           2.64%

       Corporate Bonds                                              386,534          1.03%               386,917           1.02%

       U.S. Government & Agency Obligations                       6,001,904         16.02%            11,954,587          31.54%

       Investment Companies                                       1,435,866          3.83%               581,913           4.17%
                                                           ----------------     ------------      ----------------    ----------

                   TOTAL INVESTMENTS                             43,368,248        115.73%            45,459,390         119.92%
               OTHER ASSETS & LIABILITIES (NET)                  (5,893,870)       -15.73%            (7,552,198)        -19.92%
                                                           ----------------     ------------      ----------------    ----------

         NET ASSETS                                      $       37,474,378        100.00%       $    37,907,192         100.00%
                                                           ================     ============      ================    ==========



805571.3

UST Private Equity Investors Fund, Inc.                                               Fiscal Year End:  October 31, 1999
Statement of Assets and Liabilities                                                     Quarter Ended:  January 31, 1999
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                 January 31, 1999             October 31, 1998
--------------------------------------

Investment Securities, at Cost                                      $       43,378,282            $       47,979,593
                                                                     =================              ================

Investment Securities, at Value                                             43,368,248                    45,459,390


Cash                                                                           270,420                       603,540
Receivables:
  Interest                                                                      30,632                        29,488
Prepaid Assets                                                                  16,058                        19,248
                                                                     -----------------              ----------------
                  TOTAL ASSETS                                              43,685,358                    46,111,846
                                                                     -----------------              ----------------

LIABILITIES
--------------------------------------

Loan Payable                                                                 6,000,000                     8,000,000
Payable For Investments Purchased                                               85,616                            --
Managing Investment Advisory Fees Payable                                       68,548                        91,688
Administration & Shareholder Servicing Fees Payable                             15,602                        15,531
Directors Fees Payable                                                          10,965                        30,000
Accrued Expenses and Other Payables                                             30,249                        67,435
                                                                     -----------------              ----------------

                  TOTAL LIABILITIES                                          6,210,980                     8,204,654
                                                                     -----------------              ----------------

      NET ASSETS                                                    $       37,474,378            $       37,907,192
                                                                     =================              ================


NET ASSETS CONSIST OF
--------------------------------------

Accumulated Undistributed Net Investment Income                     $          351,631            $          417,716
Accumulated Net Realized Gain(Loss) on Investments                          (2,636,981)                      239,917
Net Unrealized Depreciation of Investments                                     (10,034)                   (2,520,203)
Allowance for Management Incentive                                                  --                            --
Par Value                                                                          405                           405
Paid In Capital in Excess of Par Value                                      39,769,357                    39,769,357
                                                                     -----------------              ----------------

                  TOTAL NET ASSETS                                  $       37,474,378            $       37,907,192
                                                                     =================              ================

Shares of Common Stock Outstanding                                              40,463                        40,463
                                                                     -----------------              ----------------
NET ASSET VALUE PER SHARE                                                     $926.14                         936.84
                                                                     =================            $ ================



805571.3

UST Private Equity Investors Fund, Inc.                                                          Fiscal Year End:  October 31, 1999
Statement of Operations                                                                            Quarter Ended:  January 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Quarter Ended               Quarter Ended
      INVESTMENT INCOME                                                         January 31, 1999            January 31, 1998

      Interest Income                                                          $            99,699       $              156,694
                                                                                ------------------        ---------------------

                TOTAL INCOME                                                                99,699                      156,694
                                                                                ------------------        ---------------------

      EXPENSES

      Management Investment Advisory Fees                                                  128,877                      155,454
      Administrative Fees & Shareholder Servicing Fees                                      15,322                       15,178
      Custodial Fees                                                                         1,893                        2,144
      Legal Fees                                                                            56,094                       12,603
      Audit and Other Professional Service Fees                                              6,553                        6,553
      Directors' Fees and Expenses                                                          10,965                        7,562
      Shareholder Reports                                                                    1,512                        1,260
      Organization Expenses                                                                     --                        1,511
      Insurance Expense                                                                      3,370                        3,685
      Miscellaneous Expense                                                                    150                           --
      Interest Expense                                                                       2,651                       13,772
                                                                                ------------------        ---------------------

                TOTAL EXPENSES                                                             227,387                      219,722

      Fees Waived and Reimbursed by Advisor                                                (61,603)                      (7,716)
                                                                                ------------------        ---------------------

                NET EXPENSES                                                               165,784                      212,006
                                                                                ------------------        ---------------------

      NET INVESTMENT LOSS                                                                  (66,085)                     (55,312)
                                                                                ------------------        ---------------------

      REALIZED AND UNREALIZED GAIN/(LOSS)
      ON INVESTMENTS

      Net Realized Gain(Loss) on Security Transactions                                  (2,509,688)                     224,690

      Change in Unrealized Appreciation/(Depreciation)
      on Investments                                                                     2,510,169                   (3,047,383)
                                                                                ------------------        ---------------------

      NET REALIZED AND UNREALIZED GAIN/(LOSS)
      ON INVESTMENTS                                                                           481                   (2,822,693)

      Change in Management Incentive Fee                                                         0                      (22,469)
                                                                                ------------------        ---------------------

      NET INCREASE (DECREASE) IN NET ASSETS
      RESULTING FROM OPERATIONS                                                $           (65,604)      $           (2,900,474)
                                                                                ==================        =====================




805571.3

UST Private Equity Investors Fund, Inc.                                                           Fiscal Year End:  October 31, 1999
Statement of Changes in Net Assets                                                                  Quarter Ended:  January 31, 1999
------------------------------------------------------------------------------------------------------------------------------------


                                                                                    Quarter Ended                     Quarter Ended
                                                                                   January 31, 1999                 January 31, 1998

OPERATIONS:

Net Investment Income(Loss)                                                   $               (66,085)         $          (55,312)
Net Realized Gain(Loss) on Investments                                                     (2,509,688)                    224,690
Change in Unrealized Appreciation/(Depreciation) on Investments                           2,510,169                  (3,047,383)
Change in Allowance for Management Incentive Fee                                                    0                     (22,469)
                                                                                ---------------------           -----------------

Net Increase/(Decrease) in Net Assets
   Resulting From Operations                                                                  (65,604)                 (2,900,474)

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Realized Gain on Investments                                                        (367,210)                 (1,883,686)
                                                                                ---------------------           -----------------

NET DECREASE IN NET ASSETS                                                                   (432,814)                 (4,784,160)

NET ASSETS:
   Beginning of Period                                                                     37,907,192                  47,179,471
                                                                                ---------------------           -----------------

   End of Period                                                              $            37,474,378          $       42,395,311
                                                                                =====================           =================



805571.3

UST Private Equity Investors Funds, Inc.   Fiscal Year Ended:  October 31, 1999
Notes to Financial Statements                  Quarter Ended:  January 31, 1999
-------------------------------------------------------------------------------



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

2.   Purchases and Sales of Securities

     Purchase and sales of securities for the three month period ended January 31, 1999, excluding short-term investments, for the Company aggregated $767,269 and $316,228, respectively. At January 31, 1999, the Company had outstanding investment commitments totaling $2,502,553.


805571.3

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations.

Results of Operations
---------------------

THREE-MONTH PERIOD ENDED JANUARY 31, 1999 AS COMPARED TO THE SIMILAR PERIOD IN 1998

The Company's net asset value per common share was $926.14 at January 31, 1999, down $10.70 per share from the net asset value per common share of $936.84 at October 31, 1998. The decrease resulted from the capital gains distribution to shareholders on December 23, 1998. The Company's net asset value per common share was $1,047.76 at January 31, 1998, down $118.23 per share from the net asset value per common share of $1,165.99 at October 31, 1997.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended January 31, 1999 and 1998, the Company had a net realized gain/(loss) on security transactions of ($2,509,688) and $224,690, respectively. For the three months ended January 31, 1999 and 1998, the Company had a net change in unrealized appreciation/(depreciation) on investments of $2,510,169 and ($3,047,383), respectively. The realized loss and unrealized gain were primarily the result of the write-off of the Company's investment in P2 Holdings Corp. in the quarter.

Investment Income and Expenses
------------------------------

For the three months ended January 31, 1999, the Company had interest income of $99,699 and net operating expenses of $165,784 resulting in net investment loss of $66,085 as compared to interest income of $156,694 and net operating expenses of $212,006, resulting in net investment loss of $55,312 for the quarter ended January 31, 1998. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and an increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended January 31, 1999 and 1998, the Managing Investment Adviser earned $128,877 and $155,454 in management fees, respectively. In addition, for the quarters ended January 31, 1999 and 1998, the change in allowance for the Management Incentive Fee was $0 and ($22,469), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $61,603 and $7,716, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
----------

At January 31, 1999, the Company's net assets were $37,474,378, a decrease of $432,814 from net assets of $37,907,192 at October 31, 1998. The Company's net assets at January 31, 1998 were $42,395,311, down $4,784,160 from net assets of $47,179,471 at October 31, 1997.

805571.3

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

During the quarter ended January 31, 1999, the Company made a follow-on investment in Best Friends Pet Care Inc.

At January 31, 1999, the Company held $270,420 in cash and $43,368,248 in investments as compared to $603,540 in cash and $45,459,390 in investments at October 31, 1998. These changes from October 31, 1998 were primarily the result of the Company's investment activities for the quarter ended January 31, 1999.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $9,609,926 representing capital calls, has been paid by the Company through January 31, 1999.

On December 23, 1998, the Company distributed $367,210 in capital gains to shareholders of record as of December 18, 1998.

Other
-----

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


Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Equity Price Risk:
-----------------


     The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company. At October 31, 1998, these publicly traded equity securities were valued at $1,715,401. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices,

805571.3
and would result in a decrease of approximately $171,540 in the value of these securities. Actual results may differ.


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings.

     There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.



Item 2.        Changes in Securities.

               None.



Item 3.        Defaults upon Senior Securities.

               None.



Item 4.        Submission of Matters to a Vote of Securityholders.

               None.



Item 5.        Other Information.

               Not applicable.



Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

                    Exhibit No.
                    -----------

                    (27) Financial Date Schedule (for EDGAR filing purposes only).


               (a) The following reports on Form 8-K were filed during the quarter ended January 31, 1999:

                    None.



805571.3

                              CONFORMED SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                             UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:    March 5, 1999               /s/ David I. Fann
                                    -------------------------------------------
                             By:    David I. Fann
                                    President and Principal Executive Officer


Date:    March 5, 1999               /s/ Brian Schmidt
                                    -------------------------------------------
                             By:    Brian Schmidt
                                    Treasurer and Principal Financial and
                                    Accounting Officer


805571.3