Form 10-Q
period 1999-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1999-06-11
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1999

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


                    Yes   |X|         No   |_|

           As of April 30, 1999, there were 40,463 shares of the Registrant's Common Stock, $.001 par value, outstanding.

834728.3

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

          INDEX                                                         PAGE NO.
          -----                                                         --------
 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).

          Portfolio of Investments as of April 30, 1999 (Unaudited) and October 31, 1998.

          Statement of Assets and Liabilities as of April 30, 1999 (Unaudited) and October 31, 1998.

          Statement of Operations for the three month period ended April 30, 1999 (Unaudited) and the three month period ended April 30, 1998 (Unaudited).

          Statement of Changes in Net Assets for the three month period ended April 30, 1999 (Unaudited) and the three month period ended April 30, 1998 (Unaudited).

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



834728.3
                                       ii

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements.


UST Private Equity Investors Fund, Inc.       Fiscal Year End:  October 31, 1999
Portfolio of Investments                          Quarter Ended:  April 30, 1999
--------------------------------------------------------------------------------


                                                      April 30, 1999                             October 31, 1998
                                               ---------------------------------       -----------------------------

PORTFOLIO STRUCTURE

PORTFOLIO COMPANIES                          $   16,998,524           49.64%   $     20,245,817                53.41%

PRIVATE FUNDS                                    10,948,328           31.97%         10,290,156                27.14%

SHORT-TERM INVESTMENTS:

    Commercial Paper                              5,000,000           14.60%          1,000,000                 2.64%

    Corporate Bonds                                 142,000            0.41%            386,917                 1.02%

    U.S. Government & Agency                      8,996,775           26.27%         11,954,587                31.54%
    Obligations

  Investment Companies                            1,152,383            3.37%            581,913                 4.17%

                                             --------------       ----------    ----------------        -------------

    TOTAL INVESTMENTS                            43,238,010          126.26%          45,459,390              119.92%
OTHER ASSETS & LIABILITIES (NET)                 (8,993,142)         -26.26%           7,552,198              -19.92%
                                             --------------       ----------    ----------------        -------------

NET ASSETS                                   $   34,244,868        100.00%    $       37,907,192              100.00%
                                             ==============       ========    ==================       ==============



834728.3

UST Private Equity Investors Fund, Inc.        Fiscal Year End: October 31, 1999
Statement of Assets and Liabilities                Quarter Ended: April 30, 1999
--------------------------------------------------------------------------------



ASSETS                                          April 30, 1999        October 31, 1998
---------------------------------

Investment Securities, at Cost                  $  46,436,605         $47,979,593
                                                ==================    ============
Investment Securities, at Value                    43,238,010          45,459,390

Cash                                                    7,531             603,540
Receivables:
  Interest                                            118,977              29,488
Prepaid Assets                                         12,998              19,248
                                                ------------------   -------------
  TOTAL ASSETS                                      43,377,516          46,111,846
                                                ------------------   -------------
LIABILITIES
---------------------------------

Loan Payable                                        9,000,000           8,000,000
Managing Investment Advisory Fees Payable              73,608              91,688
Administration & Shareholder Servicing Fees
  Payable                                              15,139              15,531
Directors Fees Payable                                 21,572              30,000
Accrued Expenses and Other Payables                    22,329              67,435
                                                ------------------   -------------

  TOTAL LIABILITIES                                  9,132,648           8,204,654
                                                ------------------   -------------


NET ASSETS                                         34,244,868        $ 37,907,192
                                                ==================   =============


NET ASSETS CONSIST OF
---------------------------------

Accumulated Undistributed Net Investment
  Income                                        $     308,609        $    417,716
Accumulated Net Realized Gain (Loss) on
  Investments                                      (2,634,908)            239,917
Net Unrealized Depreciation of Investments         (3,198,595)         (2,520,203)
Par Value                                                 405                 405
Paid In Capital in Excess of Par Value             39,769,357          39,769,357
                                                ------------------   -------------

TOTAL NET ASSETS                                $  34,244,868        $ 37,907,192
                                                ==================   =============

Shares of Common Stock Outstanding                     40,463              40,463
                                                ------------------   -------------

NET ASSET VALUE PER SHARE                        $     846.33        $     936.84
                                                ==================   =============

834728.3

UST Private Equity Investors Fund, Inc.       Fiscal Year End:  October 31, 1999
Statement of Operations                           Quarter Ended:  April 30, 1999
--------------------------------------------------------------------------------


                                                                            Fiscal                             Prior Fiscal
                                                   Quarter Ended         Year To Date        Quarter Ended     Year To Date
                                                  April 30, 1999        April 30, 1999      April 30, 1998     April 30, 1998
INVESTMENT INCOME

   Interest Income                              $       84,356    $         181,982   $          208,364   $        365,058
                                                --------------    -----------------   ------------------   ----------------
   TOTAL INCOME                                         84,356              181,982              208,364            365,058
                                                --------------    -----------------   ------------------   ----------------

EXPENSES

Management Investment Advisory Fees                     97,728              226,605              150,531            305,985
Administrative Fees & Shareholder Servicing Fees        14,822               30,144               14,684             29,862
Custodial Fees                                           1,670                3,563                2,143              4,287
Legal Fees                                              11,054               67,148               12,192             24,795
Audit and Other Professional Service Fees                6,340               12,893                6,340             12,893
Directors' Fees and Expenses                            10,607               21,572                7,314             14,876
Shareholder Reports                                      1,464                2,976                1,220              2,480
Organization Expenses                                      ---                  ---               14,979             16,490
Insurance Expense                                        3,097                6,467                3,260              6,945
Miscellaneous Expense                                      147                  297
Interest Expense                                         4,068                6,719               13,917             27,689
                                                --------------    -----------------   ------------------   ----------------
    TOTAL EXPENSES                                     150,997              378,384              226,580            446,302

Fees Waived and Reimbursed by Advisor                  (25,692)              (87,295)             (21,415)          (29,131)
                                                --------------    -----------------   ------------------   ----------------
    NET EXPENSES                                       125,305              291,089              205,165            417,171
                                                --------------    -----------------   ------------------   ----------------
NET INVESTMENT INCOME (LOSS)                    $      (40,949)    $        (109,107)  $            3,199   $       (52,113)
                                                --------------    -----------------   ------------------   ----------------

REALIZED AND UNREALIZED GAIN/( LOSS)
  ON INVESTMENTS

Net Realized Gain (Loss) on Security
Transactions                                    $            0    $     (2,507,388)    $        767,582    $        992,272

Change in Unrealized Appreciation /
  (Depreciation) on Investments
                                                   (3,188,561             (678,392)           1,017,538          (2,029,845)
                                                --------------    -----------------   ------------------   ----------------

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS
                                                  (3,186,261)           (3,185,780)           1,785,120          (1,037,573)
Change in Management Incentive Fee                       ---               ---                     (215)            (22,684)
                                             -----------------   ------------------   ------------------   ----------------
NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS
                                             $    (3,229,510)     $      (3,294,887)   $      1,788,104     $     1,112,370
                                             ================    ===================   =================    ===============



834728.3

UST Private Equity Investors Fund, Inc.       Fiscal Year End:  October 31, 1999
Statement of Changes in Net Assets                Quarter Ended:  April 30, 1999
--------------------------------------------------------------------------------



                                                                                   Fiscal                           Prior Fiscal
                                                         Quarter Ended           Year To Date     Quarter Ended     Year To Date
                                                         April 30, 1999         April 30, 1999    April 30, 1998    April 30, 1998

OPERATIONS:

Net Investment Income (Loss)                            $     (40,949)        $  (109,107)        $      3,199      $        52,113
Net Realized Gain (Loss) on Investments                            --          (2,507,388)             767,582              992,272
Change in Unrealized Appreciation / (Depreciation)                                                   1,017,538           (2,029,845)
  on Investments                                           (3,188,561)           (678,392)
Change in Allowance for Management Incentive Fee                   --                  --                 (215)             (22,684)
                                                         ------------    ----------------    -----------------     -----------------
Net Increase (Decrease) in Net Assets
   Resulting From Operations                               (3,229,510)         (3,294,887)           1,788,104           (1,112,370)

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                         --                  --                   --                  --
From Net Realized Gain on Investments                              --            (367,437)                  --           (1,883,686)
                                                         ------------    ----------------    -----------------     ----------------

NET INCREASE (DECREASE) IN NET ASSETS                      (3,229,510)         (3,662,324)           1,788,104           (2,996,056)

NET ASSETS:
   Beginning of Period                                     37,474,378          37,907,192           42,395,311           47,179,471
                                                         ------------    ----------------    -----------------     ----------------
   End of Period                                        $  34,244,868    $     34,244,868    $      44,183,415     $     44,183,415
                                                         ============    ================    =================     ================


834728.3

UST Private Equity Investors Fund, Inc.     Fiscal Year Ended:  October 31, 1999
Notes to Financial Statements                     Quarter Ended:  April 30, 1999
--------------------------------------------------------------------------------



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

2.         Purchases and Sales of Securities

           Purchase and sales of securities for the three month period ended April 30, 1999, excluding short-term investments, for the Company aggregated $793,170 and $0, respectively. At April 30, 1999, the Company had outstanding investment commitments totaling $2,038,769.


834728.3

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.

Results of Operations

THREE-MONTH PERIOD ENDED APRIL 30, 1999 AS COMPARED TO THE SIMILAR PERIOD
IN 1998

The Company's net asset value per common share was $846.33 at April 30, 1999, down $79.81 per share from the net asset value per common share of $926.14 at January 31, 1999. This decrease resulted primarily from the markdown in value of CommSite International Inc. The Company's net asset value per common share was $1,091.95 at April 30, 1998, up $44.19 per share from the net asset value per common share of $1,047.76 at January 31, 1998.

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three months ended April 30, 1999 and 1998, the Company had a net realized gain on securities transactions of $0 and $767,582, respectively. For the three months ended April 30, 1999 and 1998, the Company had a net change in unrealized appreciation/(depreciation) on investments of $(3,188,561) and $1,017,538, respectively. The unrealized loss resulted primarily from the markdown in value of CommSite International Inc.

Investment Income and Expenses

For the three months ended April 30, 1999, the Company had interest income of $84,356 and net operating expenses of $125,305 resulting in net investment income/(loss) of $(40,949) as compared to interest income of $208,364, and net operating expenses of $205,165, resulting in net investment income of $3,199 for the quarter ended April 30, 1998. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended April 30, 1999 and 1998 the Managing Investment Adviser earned $97,728 and $150,531 in management fees, respectively. In addition, for the quarters ended April 30, 1999 and 1998, the change in allowance for the Management Incentive Fee was $0 and $(215), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $(25,692) and $(21,415), respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

At April 30, 1999, the Company's net assets were $34,244,868, a decrease of $3,229,510 from net assets of $37,474,378 at January 31, 1999. The Company's net assets at April 30, 1998 were $44,183,415, up $1,788,104 from net assets of $42,395,311 at January 31, 1998.

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

At April 30, 1999, the Company held $7,531 in cash and $43,238,010 in investments. At April 30, 1999, investments included $16,998,524 in portfolio companies, $10,948,328 in private funds, $5,000,000 in commercial paper,
$142,000 in corporate bonds, $8,996,775 in U.S. Government and Agency Obligations and $1,152,383 in investment companies. At January 31, 1999, the Company held $270,420 in cash and $43,368,248 in investments. At January 31, 1999, investments included $20,207,559 in portfolio companies, $10,342,252 in private funds, $4,994,133 in commercial paper, $386,534 in corporate bonds, $6,001,904 in U.S. Government and Agency Obligations and $1,435,866 in investment companies. These changes were primarily the result of the investment activity discussed above.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $9,961,231 representing capital calls, has been paid by the Company through April 30, 1999.


834728.3

Other

Year 2000:

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.

Equity Price Risk:

            The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company. At April 30, 1999, these publicly traded equity securities were valued at $1,625,116. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $162,512 in the value of these securities. Actual results may differ.






834728.3

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

Item 6.         Exhibits and Reports on Form 8-K.

                (a)  Exhibits.

                     Exhibit No.

                     (27) Financial Data Schedule (for EDGAR filing purposes only).

                (a) The following reports on Form 8-K were filed during the quarter ended April 30, 1999:

                     None.




834728.3

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:         June 11, 1999             ----------------------------------------
                                        By:  David I. Fann
                                             President and Principal Executive
                                             Officer


Date:         June 11, 1999             ----------------------------------------
                                        By:  Brian Schmidt
                                             Chief Financial Officer





834728.3

                              CONFORMED SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:         June 12, 1999                    /s/ David I. Fann
                                               ---------------------------------
                                        By:    David I. Fann
                                               President and Principal Executive
                                               Officer


Date:         June 12, 1999                    /s/ Brian Schmidt
                                               ---------------------------------
                                        By:    Brian Schmidt
                                               Chief Financial Officer


834728.3