Form 10-Q
period 1999-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 1999-09-14
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1999

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


                          Yes   /X/                        No   /  /

            As of July 31, 1999, there were 40,463 shares of the Registrant's Common Stock, $.001 par value, outstanding.


869345.1

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



          INDEX                                                       PAGE NO.
          -----                                                       --------

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited).

          Portfolio of Investments as of July 31, 1999
          (Unaudited) and October 31, 1998.

          Statement of Assets and Liabilities as of July 31, 1999
          (Unaudited) and October 31, 1998.

          Statement of Operations for the three-month period ended July 31, 1999 (Unaudited), the fiscal year to date at July 31, 1999 (Unaudited), the three-month period ended July 31, 1998 (Unaudited) and the prior fiscal year to date at July 31, 1998 (Unaudited).

          Statement of Changes in Net Assets for the three-month period ended July 31, 1999 (Unaudited), the fiscal year to date at July 31, 1999 (Unaudited), the three-month period ended July 31, 1998 (Unaudited) and the prior fiscal year to date at July 31, 1998 (Unaudited).

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

 Item 3.  Defaults upon Senior Securities

 Item 4.  Submission of Matters to a Vote of Securityholders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES



869345.1




PART I.        FINANCIAL INFORMATION

 Item 1.        Financial Statements.


UST Private Equity Investors Fund, Inc.                                  Fiscal Year End:  October 31, 1999
Portfolio of Investments (Unaudited)                                          Quarter Ended:  July 31, 1999
--------------------------------------------------------------------------------------------------------------

                                                       July 31, 1999                   October 31, 1998

                                           --------------------------------------     ------------------------

PORTFOLIO STRUCTURE

PORTFOLIO COMPANIES                           $    14,209,883        39.89%         $  20,245,817         53.41%

PRIVATE FUNDS                                      13,831,973        38.83%            10,290,156         27.14%

SHORT-TERM INVESTMENTS:

      Commercial Paper                              4,335,396        12.17%             1,000,000          2.64%

      Corporate Bonds                                       0         0.00%               386,917          1.02%

      U.S. Government & Agency
      Obligations                                  10,887,897        30.56%            11,954,587         31.54%

  Investment Companies                              1,367,341         3.84%             1,581,913          4.17%
                                           ------------------    ----------      ----------------     ----------

    TOTAL INVESTMENTS                              44,632,490       125.29%            45,459,390        119.92%
    OTHER ASSETS & LIABILITIES                    (9,008,337)       -25.29%           (7,552,198)        -19.92%
          (NET)
                                           ------------------    ----------      ----------------     ----------

NET ASSETS                                    $    35,624,153       100.00%    $       37,907,192        100.00%
                                           ==================    ==========      ================     ==========


869345.1




UST Private Equity Investors Fund, Inc.                                         Fiscal Year End:  October 31, 1999
Statement of Assets and Liabilities  (Unaudited)                                      Quarter Ended: July 31, 1999
------------------------------------------------------------------------------------------------------------------

                         ASSETS                                July 31, 1999   October 31, 1998
-------------------------------

Investment Securities, at Cost                               $    46,412,631   $     47,979,593
                                                              ==============    ===============

Investment Securities, at Value                                   44,632,490         45,459,390

Cash                                                                      78            603,540
Receivables:
  Interest                                                           124,957             29,488
  Prepaid Assets                                                      11,418             19,248
                                                              --------------    ---------------
TOTAL ASSETS                                                      44,768,943         46,111,846
                                                              --------------    ---------------

LIABILITIES
----------------------------------

Loan Payable                                                       9,000,000          8,000,000
Managing Investment Advisory Fees Payable                             56,871             91,688
Administration & Shareholder Servicing Fees Payable                   15,493             15,531
Directors Fees Payable                                                32,534             30,000
Accrued Expenses and Other Payables                                   39,892             67,435
                                                              --------------    ---------------

TOTAL LIABILITIES                                                  9,144,790          8,204,654
                                                              --------------    ---------------

NET ASSETS                                                   $    35,624,153   $     37,907,192
                                                              ==============    ===============


NET ASSETS CONSIST OF
----------------------------------

Accumulated Undistributed Net Investment Income              $       269,658   $        417,716
Accumulated Net Realized Gain on Investments                     (2,635,126)            239,917
Net Unrealized Appreciation/(Depreciation) of Investments        (1,780,141)         (2,520,203)
Par Value                                                                405                405
Paid In Capital in Excess of Par Value                            39,769,357         39,769,357
                                                              ----- --------     --------------

TOTAL NET ASSETS                                             $    35,624,153   $     37,907,192
                                                              ==============    ===============

Shares of Common Stock Outstanding                                    40,463             40,463
                                                              --------------    ---------------

NET ASSET VALUE PER SHARE                                    $        880.41   $        $936.84
                                                              ==============    ===============


869345.1




UST Private Equity Investors Fund, Inc.                                                      Fiscal Year End:  October 31, 1999
Statement of Operations (Unaudited)                                                               Quarter Ended:  July 31, 1999
------------------------------------------------------------ --- ------------------- ------------------------------------------

                                                                      Fiscal                      Prior Fiscal
                                                 Quarter Ended     Year To Date  Quarter Ended    Year To Date
                                                 July 31, 1999    July 31, 1999  July 31, 1998    July 31, 1998

INVESTMENT INCOME


Interest Income                                     $    84,959        266,941    $   102,933       $   467,991
                                                    -----------    -----------    -----------       -----------

          TOTAL INCOME                                   84,959        266,941        102,933           467,991
                                                    -----------    -----------    -----------       -----------


EXPENSES

Management Investment Advisory Fees                      97,568        324,173        127,070           433,055
Administrative Fees & Shareholder Servicing Fees         15,429         45,573         15,179            45,041
Custodial Fees                                           10,193         13,756          2,061             6,348
Legal Fees                                               16,425         83,573         17,602            42,397
Audit and Other Professional Service Fees                 6,553         19,446          6,553            19,446
Directors' Fees and Expenses                             10,964         32,536          7,562            22,438
Shareholder Reports                                       1,512          4,488          1,260             3,740
Organization Expenses                                         0              0              0            16,490
Insurance Expense                                         3,134          9,601          3,370            10,315
Miscellaneous Expense                                       152            449              0                 0
Interest Expense                                          4,207         10,926            415            28,104
                                                    -----------    -----------    -----------       -----------

    TOTAL EXPENSES                                      166,137        544,521        181,072           627,374

Fees Waived and Reimbursed by Advisor                   (42,228)      (129,523)       (21,857)          (50,988)
                                                    -----------    -----------    -----------       -----------

    NET EXPENSES                                        123,909        414,998        159,215           576,386
                                                    -----------    -----------    -----------       -----------

NET INVESTMENT INCOME (LOSS)                        $   (38,950)      (148,057)   $   (56,282)      $  (108,395)
                                                    -----------    -----------    -----------       -----------

REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions   $      (218)    (2,507,606)   $ 1,283,340       $ 2,275,612

Change in Unrealized Appreciation/
  (Depreciation) on Investments
                                                      1,418,453        740,061     (4,727,150)       (6,756,995)
                                                    -----------    -----------    -----------       -----------

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS
                                                      1,418,235     (1,767,545)    (3,443,810)       (4,481,383)

Change in Management Incentive Fee                            0              0        144,779           122,095
                                                    -----------    -----------    -----------       -----------
NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS
                                                    $ 1,379,285     (1,915,602)   $(3,355,313)      $(4,467,683)
                                                    ===========    ===========    ===========       ===========





UST Private Equity Investors Fund, Inc.                                           Fiscal Year End:  October 31, 1999
Statement of Changes in Net Assets (Unaudited)                                         Quarter Ended:  July 31, 1999
--------------------------------------------------------------------------------------------------------------------

                                                                       Fiscal                            Prior Fiscal
                                                   Quarter Ended     Year To Date     Quarter Ended      Year To Date
                                                   July 31, 1999     July 31, 1999    July 31, 1998     July 31, 1998

OPERATIONS:

Net Investment Income (Loss)                       $    (38,950)     $   (148,057)     $    (56,282)     $   (108,395)
Net Realized Gain (Loss) on Investments                    (218)       (2,507,606)        1,283,340         2,275,612
Change in Unrealized Appreciation/
(Depreciation) on Investments                         1,418,453           740,061        (4,727,150)       (6,756,995)
Change in Allowance for Management Incentive Fee              0                 0           144,779           122,095
                                                   ------------      ------------      ------------      ------------

Net Increase (Decrease) in Net Assets
   Resulting From Operations                          1,379,285        (1,915,602)       (3,355,313)       (4,467,683)

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                                    0                 0                --                --
From Net Realized Gain on Investments                         0          (367,437)               --        (1,883,686)
                                                   ------------      ------------      ------------      ------------

NET INCREASE (DECREASE) IN NET ASSETS                 1,379,285        (2,283,039)       (3,355,313)       (6,351,369)

NET ASSETS:
   Beginning of Period                               34,244,868        37,907,192        44,183,415        47,179,471
                                                   ------------      ------------      ------------      ------------

   End of Period                                     35,624,153        35,624,153      $ 40,828,102      $ 40,828,102
                                                   ============      ============      ============      ============


869345.1

UST Private Equity Investors Funds, Inc.   Fiscal Year Ended:  October 31, 1999
Notes to Financial Statements                     Quarter Ended:  July 31, 1999
-------------------------------------------------------------------------------



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

2.         Purchases and Sales of Securities

           Purchase and sales of securities for the three month period ended July 31, 1999, excluding short-term investments, for the Company aggregated $1,106,633 and $0 respectively. At July 31, 1999, the Company had outstanding investment commitments totaling $1,314,526.

869345.1

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations.

Results of Operations
---------------------


THREE-MONTH PERIOD ENDED JULY 31, 1999 AS COMPARED TO THE SIMILAR PERIOD IN 1998

The Company's net asset value per common share was $880.41 at July 31, 1999, up $34.08 per share from the net asset value per common share of $846.33 at April 30, 1999. This increase is principally the result of the sale of CommSite International, Inc. in addition to mark-ups in Allegra Capital Partners III, Sevin Rosen Fund V and Vanguard V. The Company's net asset value per common share was $1,009.02 at July 31, 1998, down $82.93 per share from the net asset value per common share of $1,091.95 at April 30, 1998.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

For the three months ended July 31, 1999 and 1998, the Company had a net realized gain/(loss) from investments of $(218) and $1,283,340, respectively. For the three months ended July 31, 1999 and 1998, the Company had a net change in unrealized appreciation/(depreciation) on investments of $1,418,453 and $(4,727,150), respectively. The unrealized appreciation resulted primarily from the mark-ups in Allegra Capital Partners III, Sevin Rosen Fund V and Vanguard V.

Investment Income and Expenses
------------------------------

For the three months ended July 31, 1999 the Company had total income of $84,959 and net operating expenses of $123,909 resulting in net investment loss of $38,950 as compared to total income of $102,933, and net operating expenses of $159,215, resulting in net investment loss of $56,282 for the quarter ended July 31, 1998. The primary reason for the decline in total income was the decline of assets invested in short-term instruments and increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended July 31, 1999 and 1998, the Managing Investment Adviser earned $97,568 and $127,070 in management fees, respectively. In addition, for the quarters ended July 31, 1999 and 1998, the change in allowance for the Management Incentive Fee was $0 and $144,779, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $(42,228) and $(21,857), respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets
----------

At July 31, 1999, the Company's net assets were $35,624,153, an increase of $1,379,285 from net assets of $34,244,868 at April 30, 1999. The Company's net assets at July 31, 1998 were $40,828,102, down $3,355,313 from net assets of $44,183,415 at April 30, 1998.

Liquidity and Capital Resources
-------------------------------

The Company focuses its investments in the private equity securities of later-stage venture capital companies and middle-market companies which the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities to provide the liquidity necessary to make portfolio investments as investment opportunities arise. At July 31, 1999, the Company held $78 in cash and $44,632,490 in investments. At July 31, 1999, investments included $14,209,883 in portfolio companies, $13,831,973 in private funds, $4,335,396 in commercial paper, $0 in corporate

869345.1
bonds, $10,887,897 in U.S. Government and agency obligations, and $1,367,341 in investment companies. At October 31, 1998, the Company held $603,540 in cash and $45,459,390 in investments. At October 31, 1998, investments included $20,245,817 in portfolio companies, $10,290,156 in private funds, $1,000,000 in commercial paper, $386,917 in corporate bonds, $11,954,587 in U.S. Government and agency obligations and $1,581,913 in investment companies. These changes were primarily the result of the investment activity discussed above.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $10,685,474, representing capital calls, has been paid by the Company through July 31, 1999.

Other
-----

In 1996, the Managing Investment Adviser established a Year 2000 Committee with responsibility for developing an effective plan for identifying, renovating, testing and implementing solutions for Year 2000 processing. The Managing Investment Adviser is working with Chase Global Fund Services (as administrator to the Company and as provider of certain of the Managing Investment Adviser's most significant data processing systems), as well as other vendors, to ensure compliance with required systems changes. The Managing Investment Adviser presently believes that with modifications to existing software and compliance by vendors who provide significant processing systems to the Managing Investment Adviser, the Managing Investment Adviser's systems will continue without disruption. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Managing Investment Adviser, and consequently, the Company. Specific factors that might cause such a material impact include, but are not limited to the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.



Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Equity Price Risk:
------------------

          The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of one public company. At July 31, 1999, these publicly traded equity securities were valued at $1,625,117. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $162,512 in the value of these securities. Actual results may differ.



Part II.  Other Information



Item 1.   Legal Proceedings.

          There are no legal proceedings pending or, to the Company's best knowledge, threatened against the Company.



Item 2.   Changes in Securities.

          None.

Item 3.   Defaults upon Senior Securities.

869345.1

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.



Item 5.   Other Information.

          Not applicable.



Item 6.   Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Exhibit No.

         (27)     Financial Date Schedule (for EDGAR filing purposes only).

         (a) The following reports on Form 8-K were filed during the quarter ended July 31, 1999:

                  None.



869345.1

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:         September 14, 1999             ----------------------------------
                                        By:  David I. Fann

                                             President and Principal
                                             Executive Officer


Date:         September 14, 1999             ----------------------------------
                                        By:  Brian Schmidt
                                             Chief Financial Officer




869345.1

                              CONFORMED SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                         UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:     September 14, 1999                   /s/ David I. Fann
                                              --------------------------------
                                         By:  David I. Fann
                                              President and Principal
                                              Executive Officer


Date:     September 14, 1999                  /s/ Brian Schmidt
                                              -------------------------------
                                         By:  Brian Schmidt
                                              Chief Financial Officer




869345.1