Form 10-K
period 1999-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2000-01-31
CIK 930454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1999

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

           None                                             None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/     No/ /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this FORM 10-K. [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1999 was 40,463 shares. No active market for the shares of the registrant exists; therefore, the market value of such shares cannot be determined.


906452.2

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated December 16, 1994, as supplemented by supplements thereto dated August 28, 1995 and October 31, 1995, (the "Prospectus") are incorporated by reference in Part I, Part II and Part III hereof.

                 UST PRIVATE EQUITY INVESTORS FUND, INC. INDEX


                                                                    Form 10-K
                                                                     Report
Item No.                                                              Page
--------                                                           ----------
                                     PART I

1.   Business....................................................     3
2.   Properties..................................................     7
3.   Legal Proceedings...........................................     7
4.   Submission of Matters to a Vote of Security Holders.........     7

                                     PART II
5.   Market for Registrant's Common Equity and Related
     Stockholder Matters.........................................     8
6.   Selected Financial Data.....................................     8
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.........................     8
7A.  Quantitative and Qualitative Disclosures About
     Market Risk.................................................     9
8.   Financial Statements and Supplementary Data.................    10
9.   Changes in and Disagreements with Accountants and
     Financial Disclosure........................................    10

                                    PART III
10.  Directors and Executive Officers of the Registrant..........    23
11.  Executive Compensation......................................    23
12.  Security Ownership of Certain Beneficial Owners
     and Management..............................................    24
13.  Certain Relationships and Related Transactions..............    24

                                     PART IV
14.  Exhibits, Financial Statements, Schedules, and Reports
     on Form 8-K................................................     25

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

906452.2

                                     PART I

Item 1.    Business.

Formation:

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

Portfolio Investments:

     The Company commenced investment operations on August 1, 1995 and during the year ended October 31, 1999, the Company's investment portfolio consisted of securities with an aggregate cost of $44,055,089 and a fair value of $47,204,696. The Company has invested $28.7 million in twelve later stage venture capital and private middle market companies (two of which are now public companies) and committed to invest another $12 million in six venture capital, buyout and private equity funds of which $10.8 million has been drawn.

     The following is a description of the Company's investments as of October 31, 1999 and which are more fully set forth in Item 8.

906452.2

     The following is a summary of the 12 direct investments made by the Company since inception and the status of each.

Investments Held -- Publicly Traded:
-----------------------------------

o Corsair Communications Inc., Palo Alto, CA (NASDAQ: CAIR), is a wireless communication infrastructure company providing pre-paid cellular handset and fraud detection equipment and software. The Company invested $3.0 million in October 1996. In July 1997, Corsair had an initial public offering. On October 31, the price of Corsair stock was $8.25, equaling the Company's per-share cost.

o QuickLogic Corp., San Jose, CA (NASDAQ: QUIK), designs, manufactures and markets high-capacity programmable logic semiconductors, known as field programmable gate arrays, along with comprehensive design software. The company's products shorten the design cycle time for electronic systems, accelerating time-to-market. QuickLogic's new class of devices, embedded standard products, facilitates extremely fast development of complex systems. On October 15, 1999, QuickLogic completed its initial public offering at $10 per share. QuickLogic's closing price on October 31, 1999, was $18.25 per share, which assigns a market value to the Company's 431,035 shares of $7.9 million. Due to the 6-month underwriter's lock-up, the Company's carrying value of $6.2 million reflects a 20% discount to market value.

Investments Held -- Private:
---------------------------

o Best Friends Pet Care, Inc., Norwalk, CT, is the largest operator of pet kennels in the United States. The company's facilities offer a wide range of pet services including boarding, grooming and training. The Company has invested a total of $3.5 million, from December 1996 to October 1999, which is currently held at cost. The other institutional investors include Eos Partners, Merrill Lynch, Tudor Investments, Consumer Venture Partners, Chancellor Capital and Victory Ventures.

o Cardiopulmonary Corp., Milford, CT, is a manufacturer of a smart ventilator used in the acute and sub-acute hospital market. The Company has invested a total of $2.2 million over a period from November 1996 to July 1998. This position is currently carried at $2.3 million, reflecting a small mark-up attributable to a subsequent financing. The other institutional investors include Oxford Bioscience Partners, Elliot Associates, Axiom Ventures and Aetna.

o LogicVision, Inc., San Jose, CA, is a developer of built-in semiconductor testing technologies used in semiconductor design testing and manufacture. As semiconductors become more complex (i.e., large systems reduced to a customized chip), the need for adopting new testing technology is becoming critical. LogicVision operates globally and counts among its customers Sun Microsystems, Cisco Systems, NCR Corp., Hitachi and Hughes. The Fund invested $1.3 million in May 1997 and this position is currently held at cost. The other institutional investors include CitiGrowth, Citicorp, Zesicker Capital and Intel.

o Signius Corp., Somerset, NJ (formerly known as ProCommunications Corp.), provides telemessaging services for small and medium sized businesses. Signius' service offerings are voice mail, custom call processing, alpha-numeric dispatch, inbound order taking, claims processing and interactive voice response services. The Fund has invested a total of $3.4 million. This position has been written down to $1.3 million, reflecting the valuation of the last financing. The other institutional investors include Bachow, Fidelity Ventures, Nassau Capital, Edison Ventures and Allegra Capital.

o NeoVista Software, Inc., Cupertino, CA, is a company engaged in developing data mining software applications. Data mining allows companies to discover non-obvious relationships by applying various artificial intelligence algorithms to data that have been deposited into data warehouses. The software allows companies to make use of information that in the past had been collected, but not effectively interpreted. Corporate applications of NeoVista's products include inventory management, customer profiling, behavior


906452.2
         prediction and fraud detection. The Company has made a total investment of $1.0 million. As discussed below in "Subsequent Events", shortly after the end of the Company's fiscal year, NeoVista was acquired by Accrue Software (NASDAQ: ACRU) for $140 million of Accrue stock. The Company's carrying value is $1.0 million. The Company's position, under the terms of the acquisition, is significantly higher than the carrying value.

Investment Exits:
----------------

o Rental Service Corp., Scottsdale, AZ, is a consolidator of heavy equipment rental businesses. The Company made a total investment of $1 million in January 1996 and divested its investment in 1998 for total proceeds of $3.0 million.

o CommSite International, Inc., Vienna, VA, is a provider of wireless towers and construction services. The Company made a total investment of $2.4 million during the period from May 1996 to March 1998. On May 13, 1999, American Tower Corporation (NYSE: AMT), a publicly traded company, acquired CommSite. The proceeds to the Company include an initial cash consideration of approximately $2.4 million with milestone payments of $0.2 to $0.5 million to be made if the business continues to perform to pre-established criteria.

Investments Written-off:
-----------------------

o AbTox, Inc., Mundelein, IL, is a manufacturer of gas plasma sterilizers. The Company invested $2.8 million and this position has been written-down to zero. AbTox filed for bankruptcy in July 1998 after the FDA forced the company to stop the manufacture, sale, distribution, and service of its product. The FDA indicated that the company had never received FDA clearance to market its present Plazlyte sterilizer although the company had received clearance to market a prior version of the Plazlyte sterilizer. At the time of our investment, AbTox had a sterling customer base which included some of the leading research and medical centers in the world. In our due diligence, which included many discussions with the company's management, its advisers and its customers, the company represented that it had received all necessary FDA approvals and in fact, represented as such in the various agreements that were signed with the investors.

               In August 1999, the Company, together with co-investors Hambrecht & Quist Healthcare Investors, Hambrecht & Quist Life Sciences Investors, Westmed Ventures II, LP, Anvers, LP, CG Asian-American Fund, LP, Citi Growth Fund II Offshore, LP, Princeton Global Fund, LP, and others, filed a lawsuit against Salomon Smith Barney and Dominick & Dominick in the Supreme Court of the State of New York alleging fraud and deceit, and negligent misrepresentation, in their actions related to the private placement of AbTox Series F Convertible Preferred Stock to the Company and the other investors. In October 1999, the defendants, Salomon Smith Barney and Dominick & Dominick, responded to the motion by filing a motion to dismiss the lawsuit based on several legal arguments, including that the plaintiffs did not justifiably rely on alleged misrepresentations or omissions, and that the claim of negligent misrepresentation is barred by the Martin Act. We are currently waiting for a hearing date in this action. The Company's investment manager and its advisers believe that the facts surrounding the AbTox transaction merit the prosecution of this case, and our fiduciary duties to the Company require us to pursue this matter.

o P2 Holdings Corp. (formerly known as Plynetic Express), San Leandro, CA, was a provider of rapid prototyping and rapid tooling services. The company filed for bankruptcy in 1998. P2 has completed its liquidation, and we will not receive any proceeds. The Company invested $2.8 million in P2 and this position has been written off entirely.

906452.2

o Party Stores Holdings, Inc., Melville, NY, operated the Party Experience, the Paperama, and Paper Cutter retail stores. The company filed for bankruptcy in 1998. The company has completed its liquidation and we will not receive any proceeds. The Company invested $2.1 million and this position has been written off entirely.

Fund Investments:
----------------

         During the year, the portfolios of the funds that the Company has invested in saw significant appreciation in value:

o        Allegra  Capital  Partners III, LP (formerly  Lawrence Smith Hovey III,
         LP) is a later stage focused venture fund based in New York City. In 1999, Allegra reported that one of its portfolio companies had completed an initial public offering. The Company has committed $2.0 million to Allegra of which $1.6 million has been drawn down. The current carrying value of this position is $2.0 million.

o Brentwood Associates Buyout Fund II, LP is a buyout and consolidation fund based in Westwood, CA. The Company has committed $2.0 million to Brentwood of which $1.6 million has been drawn, and over $300,000 has been distributed. The current carrying value for our position in Brentwood is $1.8 million.

o Bruckmann, Rosser, Sherill & Co., LP ("BRS") is a leveraged buyout fund based in New York City. BRS is nearing the end of its investment cycle. In 1999, BRS's portfolio declined in value due to the write-off of its investment in Jitney Jungle, a grocery chain in the Southeast. The Company has a $2.0 million commitment of which $1.8 million has been drawn and the current carrying value is $2.2 million.

o Morgenthaler Venture Partners IV, LP, an early stage and buyout fund focusing on healthcare and information technology, appreciated nearly 20% for the year and made several distributions of stock, including Microsoft and Nortel. To date Morgenthaler has drawn down $1.8 million of the Company's $2.0 million commitment and distributed in excess of $800,000, and has a remaining carrying value of $2.0 million.

o Sevin Rosen Fund V, LP, an early stage venture fund, appreciated 10% in addition to distributing over $400,000 to the Company in the form of cash and shares of Cisco Systems. The Cisco distribution is the result of the sale of Lightspeed International and Sentient Networks. The Company has committed $2.0 million to Sevin Rosen V, of which $1.8 million has been drawn, a total of $1.7 million has been distributed, and the carrying value is $2.2 million.

o Vanguard V, LP, an early stage fund investing in information technology and healthcare, appreciated 70% for the year. The Company has committed $2.0 million, all of which has been drawn, $1.0 million has been distributed to date in the form of Cisco stock. The remaining carrying value is $3.7 million. In addition, Vanguard V has appreciated significantly in value since October 31, 1999 as explained in the "Subsequent Events" section below.

Subsequent Events:
-----------------

         In November 1999, Accrue Software, Inc. (NASDAQ: ACRU), announced its intention to acquire NeoVista Software, Inc. for $140.0 million in the form of
2.4 million shares of Accrue stock. Based on our ownership in NeoVista, the Company's position, as of the date of acquisition, is valued at approximately $4.2 million. The Company's cost basis is $1 million.

         On November 5, Cobalt Networks (NASDAQ: COBT), an investment of Vanguard V (see "Fund Investments" above), completed its initial public offering. Cobalt increased dramatically on the first day of trading (the stock was offered at $25 per share and closed on its first day at $128 1/8 per share).


906452.2

         Another investment of Vanguard V, Digital Island (NASDAQ: ISLD), has appreciated significantly in recent months, increasing from $26.00 per share on September 30, 1999 to $148.00 per share on December 14, 1999.

        These events should increase the value of our position in Vanguard substantially.

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

Employees:
---------

           At October 31, 1999, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

Item 2.  Properties.

         The Company does not own or lease physical properties.

Item 3.  Legal Proceedings.

         In August 1999, the Company, together with several co-investors, filed a lawsuit against Salomon Smith Barney and Dominick & Dominick in the Supreme Court of the State of New York alleging fraud and deceit, and negligent misrepresentation, in their actions related to the private placement of Abtox Series F Convertible Preferred Stock to the Company and the other investors. In October 1999, the defendants filed a motion to dismiss and the matter is still pending.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


906452.2

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company has 100,000 Shares authorized, of which 40,463 Shares were issued and outstanding on October 31, 1999. There was no dividend declared for 1999.

         There is no established public trading market for the Company's Shares.


Item 6.  Selected Financial Data.

         All selected financial data for the years ended October 31, 1999, 1998, 1997, 1996 and the period commencing on August 1, 1995 (inception) and ending on October 31, 1995 may be found in the financial statements. See Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:
-------------------------------

         At October 31, 1999, the Company held $47,204,696 in investments and $4,993 in cash as compared to $45,459,390 in investments and $603,540 in cash at October 31, 1998. At October 31, 1999, investments included $4,971,281 in commercial paper, $7,997,462 in U.S. Government and agency obligations, $13,865,235 in private investment funds, $9,500,826 in private companies, $9,233,716 in public companies and $1,636,176 in investment companies.

         At October 31, 1999 the Company had a $7,000,000 note payable to The Chase Manhattan Bank. The proceeds were used for temporary investment purposes. The note held an interest rate equal to the Federal Funds rate plus 0.50%. The note was collateralized by a United States Treasury Bill. The note was paid in its entirety on November 1, 1999.

         In connection with the Company's commitments to private funds in the amount of $12,000,000, since inception, a total of $10,747,302, representing capital calls, was paid by the Company, comprised of 1,554,644 in fiscal 1999 and $9,192,658 in prior years.

Results of Operations:

Investment Income and Expenses

         For the year ended October 31, 1999, the Company had interest income of $364,937, total expenses of $748,654, expenses reimbursed by the Managing Investment Adviser of ($146,907), and net operating expenses of $601,747, resulting in net investment loss of $236,810 as compared to interest income of $569,706, and net operating expenses of $730,161, resulting in net investment loss of $160,455 for the fiscal year ended October 31, 1998. The decrease in net investment income in the year ended October 31, 1999 is primarily the result of the Company using available cash, which had been in short-term, interest bearing vehicles, to make investments in private companies and private funds which do not pay interest.

         United States Trust Company of New York (the "Managing Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the fiscal years ended October 31, 1999, and October 31, 1998 the Managing Investment Adviser earned $468,230 and $549,137 in management fees, respectively. In addition, for the same periods, the Managing Investment Advisor received/(reimbursed) $227,752 and ($122,095) in management incentive fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $146,907 and $76,165 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

         The Company's net asset value per common share was $995.85 at October 31, 1999, up $59.01 per share from the net asset value per common share of $936.84 at October 31, 1998. This increase is primarily the result of appreciation in the value of QuickLogic, Corsair and several of the private fund investments, most notably Vanguard V and Sevin Rosen V. The increase was partially offset by declines in value of Signius and Commsite.

         For the year ended October 31, 1999, the Company had a net increase in net assets resulting from operations of $2,755,650 ($68.09 per share), comprised of net investment loss totaling $236,810 ($5.85 per share), net realized and unrealized gain of $3,220,212 ($79.57 per share) and net change in allowance for management incentive fee of ($227,752) ($5.63 per share).

         At October 31, 1999, the Company's net assets were $40,295,269, an increase of $2,388,077 from net assets of $37,907,192 at October 31, 1998. This increase was the result of a $2,755,650 net increase in net assets resulting from operations and offset by a $367,573 distribution to shareholders.

Realized and Unrealized Gains and Losses from Portfolio Investments:
-------------------------------------------------------------------

         For the year ended October 31, 1999, the Company had a $3,220,212 net realized and unrealized gain from investments, comprised of $2,449,598 net realized loss on investments and a $5,669,810 net change in unrealized appreciation of investments as compared to a $7,350,233 net realized and unrealized loss from investments, comprised of $356,562 net realized gain on investments and a ($7,706,795) net change in unrealized depreciation of investments for the fiscal year ended October 31, 1998.

Year 2000:
---------

         Like other investment companies, financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems have not and are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Investment Adviser, the Company's other service providers and each portfolio company have informed the Company that they have taken steps to address the Year 2000 Problem with respect to the computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem. In particular, the Company could incur losses if portfolio companies incur business losses as a result of the Year 2000 Problem.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Equity Price Risk:
-----------------

            The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined


906452.2
by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies. At October 31, 1999, these publicly traded equity securities were valued at $9,233,716. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $923,372 in the value of these securities. Actual results may differ.

Item 8.    Financial Statements and Supplementary Data.

                     UST PRIVATE EQUITY INVESTORS FUND, INC.

                                      INDEX

Portfolio of Investments at October 31, 1999

Statement of Assets and Liabilities as of October 31, 1999

Statement of Operations for the year ended October 31, 1999

Statement of Changes in Net Assets for the years ended October 31, 1999 and October 31, 1998

Statement of Cash Flows for the year ended October 31, 1999

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 1999, 1998, 1997, 1996 and for the period from August 1, 1995 (commencement of operations) to October 31, 1995

Notes to Financial Statements

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

        Please refer to attached pages for above-referenced Financial Statements and Supplementary Data


Item 9. Changes  In  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure.

        None.


906452.2


UST Private Equity Investors Fund, Inc.
Portfolio of Investments October 31, 1999


        Principal                                                          Coupon                Value
      Amount/Shares                                                      Rate/Yield            (Note 1)
--------------------------                                               ----------            ----------
COMMERCIAL PAPER -- 12.34%
    $1,000,000      Bear Stearns Corp., 1/19/00........................          6.00%        $  986,833
     1,000,000      CIT, 11/01/99......................................          5.33          1,000,000
     1,000,000      General Electric Capital Corp., 2/23/00............          5.98          1,000,000
     1,000,000      HFC, 1/14/00.......................................          5.98          1,000,000
     1,000,000      Morgan Stanley Dean Witter, 2/02/00................          6.02            984,448
                                                                                           -------------
                    TOTAL COMMERCIAL PAPER (Cost $4,971,281)...........                        4,971,281
                                                                                           -------------

U.S. GOVERNMENT AGENCY OBLIGATIONS -- 19.85%
        1,000,000   Federal Home Loan Bank, 11/01/99...................         5.16**         1,000,000
     ***7,000,000   U.S. Treasury Bill, 11/4/99........................         4.62**         6,997,462
                                                                                           -------------
                    TOTAL U.S. GOVERNMENT AGENCY OBLIGATIONS
                    (COST $7,997,462)..................................                        7,997,462
                                                                                           -------------

PRIVATE INVESTMENT FUNDS #, @ -- 34.41%
           6,006     Allegra Capital Partners III, LP..................                        2,019,500
             952     Brentwood Associates Buyout Fund II, LP...........                        1,766,274
           1,394     Bruckmann, Rosser, Sherrill & Co., LP.............                        2,174,000
           2,012     Morgenthaler Venture Partners IV, LP..............                        1,996,381
           3,588     Sevin Rosen Fund V, LP............................                        2,181,989
           4,008     Vanguard V, LP....................................                        3,727,091
                                                                                           -------------
                    TOTAL PRIVATE INVESTMENT FUNDS                                            13,865,235
                    (Cost $9,328,431)..................................                    -------------

                        See Notes to Financial Statements

        Principal                                                          Coupon            Value
      Amount/Shares                                                      Rate/Yield        (Note 1)
--------------------------                                               ----------        ----------
PRIVATE COMPANIES #, @ -- 23.58%
  Common and Preferred Stocks -- 23.58%

  Business Services -- 3.34%
     750,000   Signius Corporation, Series C...........................                      $932,809
     323,046   Signius Corporation, Series E...........................                      $414,307
     113,066   Signius Corporation (Common)............................                            --
                                                                                           ----------
                                                                                            1,347,116
                                                                                           ----------
  Computer Software -- 2.58%
     537,521   NeoVista Software, Inc., Series V......................                        537,521
     475,481   NeoVista Software, Inc., Series VI.....................                        356,611
     103,301   NeoVista Software, Inc., Series VII....................                        103,301
      41,055   NeoVista Software, Inc., Series VIII...................                         41,055
                                                                                           ----------
                                                                                            1,038,488
                                                                                           ----------
  Medical Devices -- 5.61%

   1,136,364   AbTox Inc., Series F...................................                             --
     515,464   Cardiopulmonary Corp., Series D........................                      2,190,722
      35,294   Cardiopulmonary Corp., Series F........................                        150,000
                                                                                           ----------
                                                                                            2,340,722
                                                                                          -----------
  Semiconductors -- 3.10%
     294,000   LogicVision Inc., Series F.............................                      1,249,500
                                                                                          -----------

  Specialty Retail -- 8.75%
    2,608,696  Best Friends Pet Care, Inc., Series F..................                      3,000,000
      583,333  Best Friends Pet Care, Inc., Series G..................                        350,000
      583,333  Best Friends Pet Care, Inc., Series H..................                        175,000
                                                                                          -----------
                                                                                            3,525,000
                                                                                          -----------
                TOTAL PRIVATE COMPANIES (Cost $14,181,135)............                      9,500,826
                                                                                          -----------

PUBLIC COMPANIES -- 22.91%
  Common Stocks -- 22.91%
   Telecommunications -- 7.30%
      356,437  Corsair Communications, Inc............................                      2,940,605
                                                                                          -----------

                        See Notes to Financial Statements


906452.2


        Principal                                                          Coupon         Value
      Amount/Shares                                                      Rate/Yield     (Note 1)
--------------------------                                               ----------     ----------

   Semiconductors # -- 15.61%
       431,035      QuickLogic Corp.................................                     6,293,111
                                                                                        ----------
                    TOTAL PUBLIC COMPANIES (Cost $5,940,604)........                     9,233,716
                                                                                        ----------

INVESTMENT COMPANIES -- 4.06%
      971,770       Dreyfus Treasury Cash Management Fund...........                       971,770
      664,406       Fidelity Cash Portfolio, U.S. Treasury II.......                       664,406
                                                                                     -------------
                    TOTAL INVESTMENT COMPANIES
                    (Cost $1,636,176)...............................                     1,636,176
                                                                                     -------------

TOTAL INVESTMENTS (Cost $44,055,089*)...............................      117.15%       47,204,696
                                                                                     -------------

OTHER ASSETS & LIABILITIES (NET)....................................      117.15%      (6,909,427)
                                                                        ---------    -------------
NET ASSETS..........................................................      100.00%      47,204,696
                                                                        =========    =============

*      Aggregate cost for Federal tax and book purposes.
**     Discount Rate.
*** Held as collateral for the note payable. At October 31, 1999, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 1999 was $7,212,838.
# Restricted as to public resale. Acquired between January 3, 1996 and October 31, 1999. Total cost of restricted securities at October 31, 1999 aggregated $26,509,566. Total market value of restricted securities owned at October 31, 1999 was $29,659,172 or 73.6% of net assets.
@      Non-Income Producing Security.

                        See Notes to Financial Statements


UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities
October 31, 1999

ASSETS:
  Investments, at value (Cost $44,055,089) (Note 1).............................................     $          47,204,696
  Receivable for investments sold...............................................................                   436,770
  Interest receivable...........................................................................                   110,457
  Prepaid expenses..............................................................................                     8,522
  Cash..........................................................................................                     4,993
                                                                                                   -----------------------

Total Assets....................................................................................                47,765,438
                                                                                                   -----------------------

LIABILITIES:
  Deferred incentive fee payable (Note 2).......................................................                   227,752
  Management fees payable (Note 2)..............................................................                   128,136
  Directors' fees payable (Note 2)..............................................................                    43,501
  Administration fees payable (Note 2)..........................................................                    14,567
  Note payable (Note 4).........................................................................                 7,000,000
  Accrued expenses and other payables...........................................................                    56,213
                                                                                                  ------------------------

Total Liabilities...............................................................................                 7,470,169
                                                                                                  ------------------------

NET ASSETS......................................................................................  $             40,295,269
                                                                                                  ========================

NET ASSETS consist of:
  Undistributed net investment income...........................................................  $                565,764
  Accumulated net realized loss on investments..................................................                (2,577,254)
  Net unrealized appreciation of investments....................................................                 3,149,607
  Allowance for management incentive fee........................................................                  (227,752)
  Par value.....................................................................................                       405
  Paid-in capital in excess of par value........................................................                39,384,499
                                                                                                  ------------------------

Total Net Assets................................................................................  $             40,295,269
                                                                                                  ========================

Shares of Common Stock Outstanding ($0.01 par value, 100,000 authorized)                                            40,463
NET ASSET VALUE PER SHARE                                                                         $                 995.85
                                                                                                  ========================

                        See Notes to Financial Statements


906452.2



UST Private Equity Investors Fund, Inc.
Statement of Operations
For the Year Ended October 31, 1999

INVESTMENT INCOME:
  Interest income......................................................         $            364,937
                                                                                --------------------
 EXPENSES:
  Managing investment advisory fees (Note 2)...........................                     468,230
  Legal fees...........................................................                     125,999
  Administration fees (Note 2).........................................                      58,000
  Directors' fees and expenses (Note 2)................................                      43,501
  Interest Expense on Loans (Note 4)...................................                      14,306
  Miscellaneous expenses...............................................                      38,618
                                                                                --------------------
     Total Expenses....................................................                      748,654
  Expenses reimbursed by Managing Investment Adviser (Note 2)..........                     (146,907)
                                                                                --------------------
     Net Expenses......................................................                      601,747
                                                                                --------------------
NET INVESTMENT LOSS....................................................                    (236,810)
                                                                                --------------------
NET REALIZED AND UNREALIZED GAIN (LOSS): (Note 1)
  Net realized loss on investments.....................................                  (2,449,598)
  Net change in unrealized appreciation of investments.................                   5,669,810
                                                                                --------------------
NET REALIZED AND UNREALIZED GAIN.......................................                   3,220,212
                                                                                --------------------
Net change in allowance for management incentive fee...................                    (227,752)
                                                                                --------------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS...................                  $2,755,650
                                                                                ====================



                        See Notes to Financial Statements



UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets
                                                                                                      Years Ended October 31,
                                                                                                     1999                  1998
                                                                                              -------------------    --------------
OPERATIONS:
  Net investment loss...........................................................              $        (236,810)     $     (160,455)
  Net realized gain (loss) on investments.......................................                     (2,449,598)            356,562
  Net change in unrealized appreciation (depreciation) of investments...........                       5,669,810         (7,706,795)
  Net change in allowance for management incentive fee..........................                        (227,752)           122,095
                                                                                              -------------------    ---------------
     Net increase (decrease) in net assets resulting from operations............                       2,755,650        (7,388,593)
DISTRIBUTIONS TO SHAREHOLDERS FROM:
  Net realized gain.............................................................                        (367,573)       (1,883,686)
                                                                                              -------------------    ---------------
Net increase (decrease) in net assets...........................................                       2,388,077        (9,272,279)

NET ASSETS:
  Beginning of year.............................................................                      37,907,192        47,179,471
                                                                                              -------------------    ---------------
End of year (including undistributed net investment income
  of $565,764 and $417,716, respectively).......................................             $        40,295,269    $   37,907,192
                                                                                             ====================   ================



                        See Notes to Financial Statements


UST Private Equity Investors Fund, Inc.
Statement of Cash Flows
For the Year Ended October 31, 1999



CASH FLOWS FROM INVESTING AND OPERATING ACTIVITIES:
  Proceeds from Sales of Investments..............................  $           3,653,921
  Purchases of Investments........................................             (2,931,879)
  Net Decrease in Short-Term Investments..........................                316,094
  Investment Income...............................................                283,968
  Interest Paid...................................................                (14,912)
  Operating Expenses Paid.........................................               (538,166)
                                                                    ----------------------
  Net Cash Provided for Investing and Operating Activities........                769,026
                                                                    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions Paid..............................................               (367,573)
  Cash Receipts from Borrowings...................................             (1,000,000)
                                                                    ----------------------
Net Cash Used by Financing Activities.............................             (1,367,573)
                                                                    ----------------------
Net Decrease in Cash..............................................               (598,547)
  Cash at Beginning of Year.......................................                603,540
                                                                    ----------------------
Cash at End of Year...............................................  $               4,993
                                                                    ======================

Reconciliation of Net Investment Income to Net Cash
Used for Investing and Operating Activities:
  Net Investment Loss.............................................  $            (236,810)
  Proceeds from Sales of Investments..............................              3,653,921
  Purchases of Investments........................................             (2,931,879)
  Net Increase In Short-Term Investments..........................                316,094
  Net Decrease in Receivables Related to Operations...............                (70,063)
  Net Decrease in Payables Related to Operations..................                (45,800)
  Accretion/Amortization of Discounts and Premiums................                 83,563
                                                                  ------------------------

  Net Cash Provided for Investing and Operating Activities........  $             769,026
                                                                  ========================




                        See Notes to Financial Statements


906452.2

UST Private Equity Investors Fund, Inc.
Financial Highlights - Selected Per Share Data and Ratios

         For a fund share outstanding throughout each period


                                                                                                                       August 1,
                                                                                                                       1995* to
                                                                                Years Ended October 31,               October 31,
                                                         1999           1998          1997              1996            1995
                                                  -------------  --------------- ---------------   -------------  -------------
NET ASSET VALUE, BEGINNING                        $      936.84     $1,165.99    $      1,055.77   $     992.32     $ 1,000.00
  OF PERIOD
Offering Costs                                               --            --                 --           --            (8.53)
                                                  -------------  --------------- ---------------   -------------  -------------
INCOME FROM INVESTMENT OPERATIONS
Net Investment Income (Loss)                             (5.85)         (3.97)              5.35           40.33         12.86
Net Realized and Unrealized Gain (Loss)
    on Investments                                       79.57       (181.64)             144.20           32.84         (0.17)
Net Change in Allowance for Management                   (5.63)         3.01               (2.91)          (0.10)           --
Incentive fee                                     -------------  --------------- ---------------- -------------- ---------------
Total from Investment Operations                         68.09       (182.60)              146.64          73.07         12.69
                                                  -------------  --------------- ---------------- -------------- ---------------
DISTRIBUTIONS                                               --            --             (35.34)           (9.62)       (11.84)
Net Investment Income
Net Realized Gain                                        (9.08)       (46.55)              (1.08)              --           --
                                                  -------------  --------------- ---------------- ---------------  -------------

NET ASSET VALUE, END OF PERIOD                    $      995.85  $    936.84     $       1,165.99 $      1,055.77  $    992.32
                                                  =============  =============== ================ ===============  =============

TOTAL NET ASSET VALUE RETURN+                             7.33%      (16.22)%              14.37%            7.41%        0.39%
                                                  =============  =============== =================== ============= =============

RATIOS AND SUPPLEMENTAL DATA                      $     40,295   $    37,907     $        47,179     $     42,720  $     40,152
Net Assets, End of Period (Thousands)
Ratio of Net Operating Expenses to Average                1.62%         1.77%               1.65%            1.00%         0.50%**
  Net Assets
Ratio of Gross Operating Expenses to                      2.01%         1.95%               2.02%            1.56%         2.44%**
  Average Net Assets++
Ratio of Net Investment Income to Average                (0.64)%       (0.39)%              0.48%            3.96%         5.18%**
  Net Assets
Interest Expense Ratio                                    0.04%         0.09%                 N/A              N/A            N/A
Portfolio Turnover Rate                                     0%           11%                  44%               10%            0%

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

906452.2

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

     (a) Portfolio valuation:

     The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days orless are valued at amortized cost, which approximates market value. Direct equity investments that are the same class as a class of stock that is registered and publicly traded, but are subject to regulatory holding periods or other restrictions, are valued based upon the last sales price of the unrestricted stock on the securities exchange on which such securities are primarily traded, less a liquidity discount determined by the Investment Adviser. Direct equity investments for which market quotations are not readily available are carried at fair value as determined in good faith by the Investment Adviser after considering certain pertinent factors, including the cost of the investment, developments since the acquisition of the investment, comparisons to similar publicly traded investments, subsequent purchases of the same investment by other investors, the current financial position and operating results of the issuer and such other factors as may be deemed relevant. Investments in limited partnerships are carried at fair value as determined by the Investment Adviser. In establishing the fair value of investments in other partnerships, the Investment Adviser takes into consideration information received from those partnerships, including their financial statements and the fair value established by the general partner of the investee partnership.

     At October 31, 1999, market quotations were not readily available for securities valued at $29,659,172. Such securities were valued by the Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

906452.2

     (d) Federal income taxes:

     It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

     Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforward, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with Federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification. During the current year, permanent differences, primarily due to net operating losses resulted in an increase in undistributed net investment income and a corresponding decrease in additional paid in capital. The reclassification had no effect on net assets.

     The Company has an unused capital loss carryforward of $1,978,718 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 1999. If not applied, the carryover expires in fiscal year 2007.

     At October 31, 1999 the tax basis of the Company's investments for Federal income tax purposes amounted to $44,055,089. The net unrealized appreciation amounted to $3,149,607, which is comprised of gross unrealized appreciation of $8,020,638 and aggregate gross unrealized depreciation of $4,871,031.

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

     Chase Global Funds Services Company ("CGFSC"), a corporate affiliate of The Chase Manhattan Bank, (the "Administrator") provides administrative services to the Company. For the services provided to the Portfolio, the Administrator is entitled to an annual fee of $58,000, which is paid quarterly.

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


906452.2

3.   Purchases and Sales of Securities

     Purchases and sales of securities, excluding short-term investments, for the Company aggregated $2,931,879 and $4,090,691, respectively.

     On  May  13,   1999,   the  Company  sold  its   investments   in  CommSite
International, Inc. resulting in total proceeds of $2,718,750, of which $300,000 is held in escrow.

     At fiscal year end October 31, 1999, the Company had outstanding investment commitments totaling $1,252,698.

4.   Note Payable

     At October 31, 1999 the Company had a $7,000,000 note payable to The Chase Manhattan Bank. The proceeds were used for temporary investment purposes. The note had an interest rate equal to the Federal Funds rate plus 0.50%. The note was collateralized by a United States Treasury Bill which is identified in the Schedule of Investments. The note was paid in its entirety on November 1, 1999. The average daily amount of borrowings during the period ended October 31, 1999 was $254,795 with a weighted average annualized interest rate of 5.61%.

5.   Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the period. Transactions with companies which are or were affiliates are as follows:


                                                                          Sales                                         Value
                                                   Purchases            Proceeds            Realized Gains            (Note 1)
                                                ----------------     ----------------      -----------------      -----------------
Signius Corporation                             $            --      $            --       $             --       $       1,347,116
CommSite International, Inc....                              --            2,718,750                     --                      --
Cardiopulmonary Corp...........                              --                   --                     --               2,340,722
Best Friends Pet Care, Inc.....                         525,000                   --                     --               3,525,000
                                                ----------------     ----------------      -----------------      -----------------
                                                $       525,000      $     2,718,750       $             --       $       7,212,838
                                                ================     ================      =================      =================




906452.2

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
UST Private Equity Investors Fund, Inc.

We have audited the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc., including the portfolio of investments, as of October 31, 1999, the related statement of operations and statement of cash flows for the year then ended, the statements of changes in net assets for each of the two years then ended and financial highlights for each of the indicated periods. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

Weconducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 1999 by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of UST Private Equity Investors Fund, Inc. at October 31, 1999, the results of its operations and its cash flows for the year then ended, the changes in net assets for each of the two years then ended and the financial highlights for each of the indicated periods in conformity with generally accepted accounting principles.



                                                         /s/ Ernst & Young LLP



New York, New York
December 14, 1999



906452.2

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 1999.

                                                        Served in Present
Name and Age                  Position                  Capacity Since

David I. Fann [35]            President; Chief          September 16, 1994
                              Executive Officer

Douglas A. Lindgren [38]      Executive                 July 6, 1995
                              Vice President

Brian Schmidt [41]            Chief Financial Officer   May 31, 1996
                              Chief Accounting Officer
                              Treasurer

Frank Bruno [40]              Assistant Treasurer      March 4, 1997

Ronald A. Schwartz [51]       Secretary                September 16, 1994

Frank J. Hearn, Jr. [35]      Assistant Secretary      March 4, 1997

John C. Hover* [56]           Director                 December 9, 1998

Gene M. Bernstein [52]        Director                 December 1, 1994

Stephen V. Murphy [54]        Director                 December 1, 1994


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


Item 11. Executive Compensation.

At October 31, 1999, the Company had no full-time employees. Pursuant to the Management Agreement, the Managing Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in


906452.2
certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. For the year ended October 31, 1999, the Managing Investment Adviser reimbursed $146,907 to the Company pursuant to a voluntary agreement, representing operating expenses (excluding its management fee of $468,230). Additional information with respect to the management fee payable to the Managing Investment Adviser is set forth in the "Management" section of the Prospectus, as modified by the supplement thereto dated October 31, 1995, which section is incorporated herein by reference.

The disinterested directors receive compensation of $9,000 on an annual basis and $1,500 for each Board of Directors' meeting attended plus reasonable expenses. For the year ended October 31, 1999, the disinterested directors of the Company each received compensation totaling $15,000.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

As of October 31, 1999, no person or group is known by the Company to be the beneficial owner of more than 5% of the aggregate number of Shares held by all shareholders. The directors and officers of the Company as a group own 251 Shares.

On January 13, 2000, U.S. Trust Corporation ("USTC"), the parent company of the Managing Investment Adviser, announced that they had signed a definitive agreement to merge with The Charles Schwab Corporation("Schwab") (the "merger"). The transaction is subject to Federal Reserve Board and other regulatory approvals as well as USTC shareholder approval. The transaction is expected to close by July 2000. Under the terms of the merger, USTC shareholders will receive 3.427 shares of Schwab stock for each share of USTC stock. Schwab, through its principal operating subsidiary, Charles Schwab & Co., Inc., is the nation's fourth largest financial services firm and the nation's largest electronic brokerage serving 6.4 million active accounts with $725 billion in customer assets.

             Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company's directors and executive officers and any persons holding more than 10% of the Company's units are required to report their ownership of units and any changes in the ownership of the Company's units to the Company and the Securities and Exchange Commission. These filings have all been satisfied by the Company's executive officers and directors although the Company notes that each of Messrs. Fann, Lindgren, Bernstein, Murphy and Schmidt filed untimely initial statements of beneficial ownership on Form 3 reporting their status as directors or executive officers. The Company notes that the reports of Messrs. Lindgren and Murphy of one transaction each on separate Form 5s and the reports of Messrs. Fann and Bernstein of two transactions each on separate Form 5s should have been reported on separate Form 4s. In all cases the securities purchased have not subsequently been sold or otherwise disposed of.


Item 13. Certain Relationships and Related Transactions.

The Company has engaged in no transactions with the executive officers or directors other than as described above, in the notes to the financial statements, or in the Prospectus.


906452.2

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) 1. Financial Statements

                Portfolio of Investments at October 31, 1999

                Statement of Assets and Liabilities as of October 31, 1999

                Statement of Operations for the year ended October 31, 1999

                Statement of Changes in Net Assets for the years ended October 31, 1999 and October 31, 1998

                Statement of Cash Flows for the year ended October 31, 1999

                Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 1999, 1998, 1997, 1996 and for the period from August 1, 1995 (commencement of operations) to October 31, 1995

                Notes to Financial Statements

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



906452.2

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     By: /s/ DAVID I. FANN
                                         ---------------------------------------
                                         David I. Fann, President and
                                         Chief Executive Officer


                                     By: /s/ BRIAN SCHMIDT
                                         ---------------------------------------
                                         Brian Schmidt, Chief Financial Officer


                                     By: /s/ JOHN C. HOVER, II
                                         ---------------------------------------
                                         John C. Hover, II, Director


                                     By: /s/ GENE M. BERNSTEIN
                                         ---------------------------------------
                                         Gene M. Bernstein, Director


                                     By: /s/ STEPHEN V. MURPHY
                                         ---------------------------------------
                                         Stephen V. Murphy, Director


Date: January 28, 2000



906452.2

                         CONSENT OF INDEPENDENT AUDITORS

         We consent to the reference to our firm under the caption "Experts" in the Prospectus, which is incorporated by reference, and to the use of our report dated December 14, 1999, included in this Annual Report (Form 10-K), for the fiscal year ended October 31, 1999, of UST Private Equity Investors Fund, Inc.



                                                              ERNST & YOUNG LLP

New York, New York
January 25, 2000