Form 10-Q
period 2000-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2000-03-16
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended January 31, 2000

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

                   Yes   |X|                    No   |_|

 As of January 31, 2000, there were 40,463 shares of the Registrant's Common Stock, $.001 par value, outstanding.



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


                 INDEX                                                 PAGE NO.
                 -----                                                 --------

    PART I.  FINANCIAL INFORMATION                                            1

        Item 1.  Financial Statements (Unaudited).                            1

                 Portfolio of Investments as of January 31, 2000
                 (Unaudited) and October 31, 1999.                            1

                 Statement of Assets and Liabilities as of
                 January 31, 2000 (Unaudited) and October 31, 1999.           2

                 Statement of Operations for the three month period ended January 31, 2000 (Unaudited), the fiscal year to date
                 January 31, 2000 (Unaudited), the three month period ended January 31, 1999 (Unaudited) and the fiscal year to date
                 January 31, 1999 (Unaudited).                                3

                 Statement of Changes in Net Assets for the three month
                 period ended January 31, 2000 (Unaudited), the fiscal year to date January 31, 2000 (Unaudited), the three month
                 period ended January 31, 1999 (Unaudited), and the fiscal
                 year to date January 31, 1999 (Unaudited).                   4

                 Notes to Financial Statements (Unaudited).                   5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                         6

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  7

    PART II. OTHER INFORMATION                                                8

        Item 1.  Legal Proceedings.                                           8

        Item 2.  Changes in Securities.                                       8

        Item 3.  Defaults upon Senior Securities.                             8

        Item 4.  Submission of Matters to a Vote of Securityholders.          8

        Item 5.  Other Information.                                           8

        Item 6.  Exhibits and Reports on Form 8-K.                            8

    SIGNATURES


                                      -i-


PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

UST PRIVATE EQUITY INVESTORS FUND, INC.                                           FISCAL YEAR END:  OCTOBER 31, 2000
PORTFOLIO OF INVESTMENTS                                                            QUARTER ENDED:  JANUARY 31, 2000
--------------------------------------------------------------------------------------------------------------------
                                                         JANUARY 31, 2000                    OCTOBER 31, 1999
                                               ----------------------------------   --------------------------------
PORTFOLIO STRUCTURE
-------------------
     PORTFOLIO COMPANIES                       $       14,730,275          30.93%   $      18,734,542         46.49%

     PRIVATE FUNDS                                     23,410,413          49.15%          13,865,235         34.41%

     SHORT-TERM INVESTMENTS:

       COMMERCIAL PAPER                                 6,999,832          14.70%           4,971,281         12.34%

       U.S. GOVERNMENT & AGENCY OBLIGATIONS            10,970,033          23.03%           7,997,462         19.85%

       INVESTMENT COMPANIES                             3,171,754           6.66%           1,636,176          4.06%
                                               ------------------   -------------   -----------------    -----------
               TOTAL INVESTMENTS                       59,282,307         124.47%          47,204,696        117.15%
       OTHER ASSETS & LIABILITIES (NET)              (11,656,184)         -24.47%         (6,909,427)        -17.15%
                                               ------------------   -------------   -----------------    -----------

       NET ASSETS                              $       47,626,123         100.00%   $      40,295,269        100.00%
                                               ==================   =============   =================    ===========

UST PRIVATE EQUITY INVESTORS FUND, INC.                                                   FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF ASSETS AND LIABILITIES                                                         QUARTER ENDED:  JANUARY 31, 2000

----------------------------------------------------------------------------------------------------------------------------
                                                                 JANUARY 31, 2000                   OCTOBER 31, 1999
                                                             ---------------------              ---------------------
ASSETS
------
Investment Securities, at Cost                                $         48,880,060               $          44,055,089
                                                              ====================               =====================

Investment Securities, at Value                                         59,282,307                          47,204,696

Cash                                                                       267,450                               4,993
Receivables:
  Interest                                                                 147,775                             110,457
  For Investments Sold                                                     150,000                             436,770
Prepaid Assets                                                               5,982                               8,522

                                                              --------------------               ---------------------
         TOTAL ASSETS                                                   59,853,514                          47,765,438
                                                              --------------------               ---------------------

LIABILITIES
-------------------------------------------
Loan Payable                                                            11,000,000                           7,000,000
Investment Advisory Fees Payable                                           129,050                             128,136
Deferred Incentive Fee Payable                                           1,040,225                             227,752
Administration & Shareholder Servicing Fees
 Payable                                                                    16,662                              15,703
Directors' Fees Payable                                                     11,312                              43,501
Accrued Expenses and Other Payables                                         30,142                              55,077
                                                              --------------------               ---------------------
         TOTAL LIABILITIES                                              12,227,391                           7,470,169
                                                              --------------------               ---------------------

NET ASSETS                                                    $         47,626,123               $          40,295,269
                                                              ====================               =====================


NET ASSETS CONSIST OF
-------------------------------------------

Accumulated Undistributed Net Investment Income               $            524,884               $             565,764
Accumulated Net Realized Loss on Investments                           (1,639,079)                         (2,577,254)
Net Unrealized Appreciation/(Depreciation) of Investments               10,402,247                           3,149,607
Par Value                                                                      405                                 405
Paid In Capital in Excess of Par Value                                  39,384,499                          39,384,499
Allowance for Management Incentive                                     (1,046,833)                           (227,752)
                                                              --------------------               ---------------------

         TOTAL NET ASSETS                                     $         47,626,123               $          40,295,269
                                                              ====================               =====================

Shares of Common Stock Outstanding                                          40,463                              40,463
                                                              --------------------               ---------------------

NET ASSET VALUE PER SHARE                                     $           1,177.03               $              995.85
                                                              ====================               =====================

UST PRIVATE EQUITY INVESTORS FUND, INC.                                                        FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF OPERATIONS                                                                          QUARTER ENDED:  JANUARY 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                             FISCAL YEAR TO                      FISCAL YEAR TO
                                                        QUARTER ENDED             DATE          QUARTER ENDED         DATE
                                                      JANUARY 31, 2000      JANUARY 31, 2000   JANUARY 31, 1999  JANUARY 31, 1999
                                                     ------------------     -----------------  ----------------  -----------------
INVESTMENT INCOME
-------------------------------
Interest Income                                      $          137,767     $       137,767     $      99,699       $      99,699
                                                     ------------------     -----------------   ----------------  ----------------

          TOTAL INCOME                                          137,767             137,767            99,699              99,699
                                                     ------------------     -----------------   ----------------  ----------------

EXPENSES

Investment Advisory Fees                                       142,195             142,195           128,877             128,877
Administrative Fees & Shareholder
  Servicing Fees                                                15,459              15,459            15,322              15,322
Custodial Fees                                                   3,104               3,104             1,893               1,893
Legal Fees                                                      14,529              14,529            56,094              56,094
Audit and Other Professional Service Fees                        6,536               6,553             6,553               6,536
Directors' Fees and Expenses                                    11,311              11,311            10,965              10,965
Shareholder Reports                                              1,508               1,508             1,512               1,512
Insurance Expense                                                2,896               2,896             3,370               3,370
Miscellaneous Expense                                              201                 201               150                 150
Interest Expense                                                 1,935               1,935             2,651               2,651
                                                    ------------------     -----------------   ----------------  ----------------
          TOTAL EXPENSES                                       199,674             199,674           227,387             227,387

Fees Waived and Reimbursed by Advisor                         (21,027)            (61,603)          (61,603)            (21,027)
                                                    ------------------     -----------------   ----------------  ----------------
          NET EXPENSES                                         178,647             178,647           165,784             165,784
                                                    ------------------     -----------------   ----------------  ----------------

NET INVESTMENT LOSS                                           (40,880)            (66,085)            (66,085)          (40,880)
                                                    ------------------     -----------------   ----------------  ----------------
REALIZED AND UNREALIZED GAIN/(LOSS)
ON INVESTMENTS

Net Realized Gain/(Loss) on Security Transactions              938,150         (2,509,688)         (2,509,688)           938,150

Change in Unrealized Appreciation/(Depreciation)
 on Investments                                              7,252,665           7,252,665         2,510,169           2,510,169
                                                    ------------------     -----------------   ----------------  ----------------
NET REALIZED AND UNREALIZED GAIN/(LOSS)
ON INVESTMENTS                                               8,190,815           8,190,815               481                 481

Change in Management Incentive Fee                           (819,081)           (819,081)                 0                   0
                                                    ------------------     -----------------   ----------------  ----------------
NET INCREASE/(DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                           $        7,330,854     $     7,330,854     $    (65,604)     $      (65,604)
                                                    ==================     ===============     =============     ================

UST PRIVATE EQUITY INVESTORS FUND, INC.                                                   FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF CHANGES IN NET ASSETS                                                          QUARTER ENDED:  JANUARY 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                   FISCAL YEAR TO
                                           QUARTER ENDED          DATE JANUARY 31,    QUARTER ENDED      FISCAL YEAR TO DATE
                                         JANUARY 31, 2000               2000         JANUARY 31, 1999     JANUARY 31, 1999
                                        -----------------       ------------------   ----------------   ---------------------
OPERATIONS:
-----------
Net Investment Income/(Loss)            $        (40,880)        $        (40,880)   $       (66,085)    $         (66,085)

Net Realized Gain/(Loss) on Investments           938,150                  938,150        (2,509,688)           (2,509,688)

Change in Unrealized Appreciation/
  (Depreciation) on Investments                 7,252,665                7,252,665          2,510,169             2,510,169
                                        -----------------        -----------------   ----------------     -----------------
Change in Allowance for Management
   Incentive Fee                                (819,081)                (819,081)                  0                     0
                                        -----------------        -----------------   ----------------     -----------------

Net Increase/(Decrease) in Net Assets
   Resulting From Operations                    7,330,854                7,330,854           (65,604)              (65,604)

DISTRIBUTIONS TO SHAREHOLDERS:

From Net Investment Income                             --                       --                 --                    --

From Net Realized Gain on Investments                  --                       --          (367,210)             (367,210)
                                        -----------------        -----------------   ----------------     -----------------

NET INCREASE/(DECREASE) IN NET ASSETS           7,330,854                7,330,854          (432,814)             (432,814)

NET ASSETS:
   Beginning of Period                         40,295,269               40,295,269         37,907,192            37,907,192
                                        -----------------        -----------------   ----------------     -----------------

   End of Period                        $      47,626,123        $      47,626,123   $     37,474,378     $      37,474,378
                                        =================        =================   ================     =================

UST PRIVATE EQUITY INVESTORS FUNDS, INC.     FISCAL YEAR END:  OCTOBER 31, 2000
NOTES TO FINANCIAL STATEMENTS                  QUARTER ENDED:  JANUARY 31, 2000
-------------------------------------------------------------------------------


1        Significant Accounting Policies

         UST Private Equity Investors Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on September 16, 1994 and is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company
Act of 1940, as amended. The Company commenced operations on August 1, 1995.

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

         (a)      Portfolio valuation:

         The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in unrestricted securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available or that are restricted are valued, pursuant to guidelines adopted by the Investment Advisor, under the supervision of the Board of Directors.

         (b)      Federal income taxes:

         It is the policy of the Company to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

2        Purchases and Sales of Securities

         Purchases and sales of securities for the three month period ended January 31, 2000, excluding short-term investments, for the Company aggregated $299,999 and $3,216,146, respectively. At January 31, 2000, the Company had outstanding investment commitments totaling $1,094,476.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

THREE-MONTH PERIOD ENDED JANUARY 31, 2000 AS COMPARED TO THE SIMILAR PERIOD IN 1999

The Company's net asset value per common share was $1,177.03 at January 31, 2000, up $181.18 per share from the net asset value per common share of $995.85 at October 31, 1999. The increase resulted from the initial public offering of Quicklogic Corporation, the acquisition of NeoVista Software, Inc. by Accrue Software, Inc. and the increase in share price of Corsair Communications Inc. In addition, several of the private fund investments, including Allegra Capital Partners III, L.P., Sevin Rosen Fund V, L.P. and Vanguard Venture Partners V, L.P. have appreciated significantly. The Company's net asset value per common share was $926.14 at January 31, 1999, down $10.70 per share from the net asset value per common share of $936.84 at October 31, 1998.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS
-------------------------------------------------------------------

For the three months ended January 31, 2000 and 1999, the Company had a net realized gain/(loss) on security transactions of $938,150 and ($2,509,688), respectively. For the three months ended January 31, 2000 and 1999, the Company had a net change in unrealized appreciation/(depreciation) on investments of $7,252,665 and $2,510,169, respectively. The realized and unrealized gains were primarily the result of the reasons stated above.

INVESTMENT INCOME AND EXPENSES
------------------------------

For the three months ended January 31, 2000, the Company had interest income of $137,767 and net operating expenses of $178,647 resulting in net investment loss of $40,880 as compared to interest income of $99,699 and net operating expenses of $165,784, resulting in net investment loss of $66,085 for the three months ended January 31, 1999. The primary reason for the decline in interest income was the decline of assets invested in short-term instruments and an increase in assets invested in private companies and private funds.

United States Trust Company of New York (the "Investment Adviser") provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based, in part, on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended January 31, 2000 and 1999, the Investment Adviser earned $142,195 and $128,877 in management fees, respectively. In addition, for the quarters ended January 31, 2000 and 1999, the increase/(decrease) in allowance for the Management Incentive Fee was $(819,081) and $0, respectively. For the same periods, the Investment Adviser reimbursed other operating expenses of the Company in the amount of $21,027 and $61,603, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

NET ASSETS
----------

At January 31, 2000, the Company's net assets were $47,626,123, an increase of $7,330,854 from net assets of $40,295,269 at October 31, 1999. The Company's net assets at January 31, 1999 were $37,474,378, down $432,814 from net assets of $37,907,192 at October 31, 1998.

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

During the quarter ended January 31, 2000, the Company made a follow-on investment in LogicVision, Inc.

At January 31, 2000, the Company held $267,450 in cash and $59,282,307 in investments as compared to $4,993 in cash and $47,204,696 in investments at October 31, 1999. These changes from October 31, 1999 were primarily the result of the appreciation in value of the Company's direct investments and private fund investments.

In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $10,905,524 representing capital calls, has been paid by the Company through January 31, 2000.

There was no dividend declared in 1999.

OTHER
-----

Year 2000:
---------

         Like other investment companies, financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems have not had and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. The Investment Adviser and the Company's other service providers have informed the Company that they have taken steps to address the Year 2000 Problem with respect to the computer systems that they use, and the Company has not been informed of any material difficulties related to the Year 2000 Problem. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk:
-----------------


          The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of four public companies. At January 31, 2000, these publicly traded equity securities were valued at $9,404,935. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, which and would result in a decrease of approximately $940,494 in the value of these securities. Actual results may differ.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             On August 16, 1999, the Company, together with several co-investors, filed a lawsuit seeking compensatory and punitive damages against Salomon Smith Barney and Dominick & Dominick in the Supreme Court of the State of New York alleging fraud and deceit and negligent misrepresentation, in their actions related to the private placement of Abtox Series F Convertible Preferred Stock to the Company and the other investors. In October 1999, the defendants filed a motion to dismiss, and the matter is still pending.


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



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits.

                  Exhibit No.

                  (27) Financial Data Schedule (for EDGAR filing purposes only).

             (b) The following reports on Form 8-K were filed during the quarter ended January 31, 2000:


                  None.



                                 SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                     UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:      March 16, 2000                    /s/ David I. Fann
                                            ---------------------------------
                                     By:   David I. Fann
                                           President and Principal Executive
                                           Officer

Date:      March 16, 2000

                                     By:   /s/ Brian Schmidt
                                           -----------------------------------
                                           Brian Schmidt
                                           Treasurer and Principal Financial
                                           and Accounting Officer