Form 10-Q
period 2000-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2000-06-14
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended April 30, 2000

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

------------------------------------------------------------------------------
             MARYLAND                                        13-3786385
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                        Identification No.)
------------------------------------------------------------------------------

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

                                       Yes   |X|                  No   |_|

As of April 30, 2000, there were 40,463 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.


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

-------- -------------------------------------------- --------------
          INDEX                                          PAGE NO.
-------- -------------------------------------------- --------------
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).

         Portfolio of Investments as of April 30, 2000
         (Unaudited) and October 31, 1999.

         Statement of Assets and Liabilities at April 30, 2000
         (Unaudited) and October 31, 1999.

         Statement of Operations (Unaudited) for the three month period ended April 30, 2000, the fiscal year to date April 30, 2000, the three month period ended April 30, 1999 and the six-month period ended April 30, 1999.

         Statement of Changes in Net Assets (Unaudited) for the three month period ended April 30, 2000, the fiscal year to date April 30, 2000, the three month period ended April 30, 1999 and the six-month period ended April 30, 1999.

         Statement of Cash Flows (Unaudited) for the six month period ended April 30, 2000, and the six month period ended April 30, 1999.

         Notes to Financial Statements.

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

Item 3.  Defaults upon Senior Securities.

Item 4.  Submission of Matters to a Vote of Securityholders.

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES
-------------------------------------------------------------- --------------



PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

UST PRIVATE EQUITY INVESTORS FUND, INC.                                       FISCAL YEAR END: OCTOBER 31, 2000
PORTFOLIO OF INVESTMENTS                                                      QUARTER ENDED: APRIL 30, 2000
----------------------------------------------------------------------------------------------------------------

                                                        APRIL 30, 2000                 OCTOBER 31, 1999
                                                         (UNAUDITED)
PORTFOLIO STRUCTURE

     PORTFOLIO COMPANIES                       $     5,180,633       15.83%      $    18,734,542       46.49%

     PUBLICALLY TRADED COMPANIES                     5,479,500       16.78%

     PRIVATE FUNDS                                  20,210,683       61.90%           13,865,235       34.31

     SHORT-TERM INVESTMENTS:

         COMMERCIAL PAPER                                   --        0.00%            4,971,281       12.34%

         U.S. GOVERNMENT AND AGENCY OBLIGATIONS     16,980,911       52.01%            7,997,462       19.85%

         INVESTMENT COMPANIES                        2,295,752        7.03%            1,636,176        4.06%
                                                  ------------    ---------          -----------   ----------

     TOTAL INVESTMENTS                              50,147,479      153.58%           47,204,696      117.05%
     OTHER ASSETS & LIABILITIES (NET)              (17,495,299)     -53.58%           (6,909,427)     -17.05%
                                                   ------------     -------          ------------     -------

     NET ASSETS                                 $   32,652,180      100.00%      $    40,295,269      100.00%
                                                    ==========      ======            ==========      ======




UST PRIVATE EQUITY INVESTORS FUND, INC.                                    FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF ASSETS AND LIABILITIES                                          QUARTER ENDED:  APRIL 30, 2000
-------------------------------------------------------------------------------------------------------------

ASSETS                                                        APRIL 30, 2000             OCTOBER 31, 1999
--------------------------------------                        --------------             ----------------
                                                                (UNAUDITED)

Investment Securities, at Cost                               $    41,506,621              $   44,055,089
                                                              ==============               =============

Investment Securities, at Value                                   50,147,479                  47,204,696

Cash                                                                      --                       4,993
Receivables:
     Interest                                                        116,356                     110,457
     For Investments Sold                                             48,750                     436,770
     Prepaid Assets                                                    2,744                       8,522
                                                                 -----------                 -----------

     TOTAL ASSETS                                                 50,315,329                  47,765,438
                                                                ------------                ------------

LIABILITIES

Loan Payable                                                              --                   7,000,000
Managing Investment Advisory Fees Payable                            505,074                     128,136
Deferred Incentive Fee Payable                                       864,086                     227,752
Administration & Shareholder Servicing Fees Payable                   31,785                      14,567
Directors Fees Payable                                                36,591                      43,501
Capital Gains Distribution Payable                                16,185,200                          --
Accrued Expenses and Other Payables                                   40,413                      56,213
                                                                 -----------                 -----------

     TOTAL LIABILITIES                                            17,663,149                   7,470,169
                                                                 ------------                ------------

NET ASSETS                                                      $ 32,652,180                $ 40,295,269
                                                                 =============               ===========

NET ASSETS CONSIST OF

Accumulated Undistributed Net Investment Income                      582,970                     565,764
Accumulated Net Realized Loss on Investments                     (14,751,432)                 (2,577,254)
Net Unrealized Appreciation/(Depreciation) of Investments          8,640,858                   3,149,607
Par Value                                                                405                         405
Paid In Capital in Excess of Par Value                            39,384,499                  39,384,499
Allowance for Management Incentive                                (1,205,120)                   (227,752)
                                                                ------------                 ------------
     TOTAL NET ASSETS                                           $ 32,652,180                  40,295,269
                                                                ============                 ============

Shares of Common Stock Outstanding                                    40,463                      40,463
                                                                ------------                 ------------
NET ASSET VALUE PER SHARE                                       $     806.96                 $    995.85
                                                                ============                 ============



UST PRIVATE EQUITY INVESTORS FUND, INC.                                                     FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF OPERATIONS (UNAUDITED)                                                             QUARTER ENDED:  APRIL 30, 2000
---------------------------------------------------------------------------------------------------------------------------------


                                                  QUARTER ENDED      FISCAL YEAR TO DATE    QUARTER ENDED     FISCAL YEAR TO DATE
INVESTMENT INCOME                                 APRIL 30, 2000       APRIL 30, 2000       APRIL 30, 1999      APRIL 30, 1999
                                                  --------------     -------------------    --------------    -------------------

Interest Income                                   $    167,931        $    305,698            $    84,356         $   181,982
                                                  ------------        ------------            -----------         -----------

TOTAL INCOME                                           167,931             305,698                 84,356             181,982
                                                  ------------         -----------             ----------          ----------

EXPENSES

Management Investment Advisory Fees                     89,223             231,418                 97,728             226,605
Administrative Fees & Shareholder
  Servicing Fees                                        15,123              30,582                 14,822              30,144
Custodial Fees                                           2,236               5,340                  1,670               3,563
Legal Fees                                              14,213              28,742                 11,054              67,148
Audit and Other Professional Service Fees                6,393              12,929                  6,340              12,893
Directors' Fees and Expenses                            25,279              36,590                 10,607              21,572
Shareholder Reports                                      1,475               2,983                  1,464               2,976
Insurance Expense                                        3,331               6,227                  3,097               6,467
Miscellaneous Expense                                      197                 398                    147                 297
Interest Expense                                            --               1,935                  4,068               6,719
                                             -----------------        ------------            -----------         -----------

TOTAL EXPENSES                                         157,470             357,144                150,997             378,384

Fees Waived and Reimbursed by Advisor                  (47,625)            (68,652)               (25,692)            (87,295)
                                                 --------------       --------------         ------------

NET EXPENSES                                           109,845             288,492                125,305             291,089
                                                 -------------          ----------              ---------        ------------

NET INVESTMENT INCOME/(LOSS)                            58,086              17,206                (40,949)           (109,107)
                                                --------------         -----------             -----------       -------------

REALIZED AND UNREALIZED GAIN/(LOSS)
ON INVESTMENTS

Net Realized Gain/(Loss) on
  Security Transactions                              3,072,872           4,011,022                     --          (2,507,388)

Change in Unrealized
  Appreciation/(Depreciation) on Investments        (1,761,414)          5,491,251             (3,188,561)           (678,392)
                                                    -----------          ---------             -----------       -------------

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS                         1,311,458           9,502,273             (3,188,561)         (3,185,780)

Change in Management Incentive Fee                    (158,287)           (977,368)                    --                  --
                                                    -----------        ------------            ------------      -------------

NET INCREASE/(DECREASE) IN  NET
  ASSETS RESULTING FROM OPERATIONS                  $1,211,257         $ 8,542,111           $ (3,229,510)        $(3,294,887)
                                                    ==========         ===========          ==============        ============



     UST PRIVATE EQUITY INVESTORS FUND, INC.                                                FISCAL YEAR END:  OCTOBER 31, 2000
     STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)                                             QUARTER ENDED:  APRIL 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                    QUARTER ENDED     FISCAL YEAR TO DATE    QUARTER ENDED    FISCAL YEAR TO DATE
     OPERATIONS:                                   APRIL 30, 2000       APRIL 30, 2000       APRIL 30, 1999      APRIL 30, 1999
                                                   --------------      ------------------    --------------   -------------------

     Net Investment Income (Loss)                $      58,086         $     17,206           $     (40,949)     $    (109,107)

     Net Realized Gain/(Loss) of Investments         3,072,872            4,011,022                      --         (2,507,388)

     Change in Unrealized Appreciation/
     (Depreciation) of Investments                  (1,761,414)           5,491,251              (3,188,561)          (678,392)

     Change in Allowance for Management
     Incentive Fee                                    (158,287)            (977,368)                     --                 --
                                                  -------------         ------------            ------------      -------------

     Net Increase/(Decrease) in Net Assets
     Resulting From Operations                       1,211,257            8,542,111              (3,229,510)        (3,294,887)

     DISTRIBUTION TO SHAREHOLDERS

     From Net Investment Income                             --                   --                      --                 --

     From Net Realized Gain on Investments         (16,185,200)         (16,185,200)                     --           (367,437)
                                                  -------------         -----------              -----------       ------------

     NET INCREASE/DECREASE IN NET
     ASSETS                                        (14,973,943)          (7,643,089)             (3,229,510)        (3,662,324)

     NET ASSETS

     Beginning of Period                            47,626,123           40,295,269              37,474,378         37,907,192
                                                  ------------         -------------            -------------      ------------

     End of Period                                 $32,652,180         $ 32,652,180             $34,244,868        $34,244,868
                                                   ===========         ============             ============       ============


     UST PRIVATE EQUITY INVESTORS FUND, INC.                                                  FISCAL YEAR END:  OCTOBER 31, 2000
     STATEMENT OF CASH FLOWS                                                                      QUARTER ENDED:  APRIL 30, 2000

--------------------------------------------------------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING                   FISCAL YEAR TO DATE        FISCAL YEAR TO DATE
     AND OPERATING ACTIVITIES:                     APRIL 30, 2000             APRIL 30, 1999
                                                   --------------             ---------------

     Proceeds from Sales of Investments              $130,456,365               $ 49,132,167

     Purchases of Investments                        (118,681,740)               (42,353,158)

     Net Increase in Short Term Investments            (4,671,743)                (8,327,683)

     Investment Income                                    178,250                     29,243

     Interest Paid                                         (3,380)                    (6,636)

     Operating Expenses Paid                             (283,343)                  (252,597)
                                                     --------------             -------------

     Net Cash Provided for Investing and
       Operating Activities                             6,994,409                 (1,778,664)
                                                     --------------             -------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions Paid                                       (91)                  (367,345)

     Cash Receipts from (repayments
       on) Borrowings                                  (7,000,000)                 1,550,000
                                                   ---------------              -------------

     Net Cash Used by Financing Activities             (7,000,091)                 1,182,655
                                                   ---------------              -------------

     Net Decrease in Cash                                  (5,682)                  (596,009)

     CASH AT BEGINNING OF YEAR                              4,993                    603,540
                                                   ----------------             -------------

     CASH AT END OF YEAR                           $         (689)              $      7,531
                                                   =================            =============


UST PRIVATE EQUITY INVESTORS FUND, INC.   FISCAL YEAR ENDED:  OCTOBER 31, 2000
NOTES TO FINANCIAL STATEMENTS                   QUARTER ENDED:  APRIL 30, 2000
------------------------------------------------------------------------------

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

         (a)      Portfolio valuation:

         The Company values portfolio securities quarterly and at other such times as, in the Board of Directors' view, circumstances warrant. Investments in unrestricted securities that are traded on a recognized stock exchange or on a national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Securities and other assets for which market quotations are not readily available or that are restricted are valued, pursuant to guidelines adopted by the Investment Adviser, under the supervision of the Board of Directors.

         (b)      Federal income taxes:

         It is the policy of the Company to continue to qualify as a "regulated investment company" solely for purposes of Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

2        Purchases and Sales of Securities

         Purchase and sales of securities for the three month period ended April 30, 2000, excluding short-term investments, for the Company aggregated $850,190 and $9,104,988, respectively. At April 30, 2000, the Company had no outstanding investment commitments.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


THREE-MONTH PERIOD ENDED APRIL 30, 2000 AS COMPARED TO THE SIMILAR PERIOD
IN 1999

The Company's net asset value per common share was $806.96 at April 30, 2000, down $188.89 per share from the net asset value per common share of $995.85 at October 31, 1999. This decrease resulted principally from a distribution of $16,185,200, or $400.00 per share, made to investors. The Company's net asset value per common share was $846.33 at April 30, 1999, down $90.51 per share from the net asset value per common share of $936.84 at October 31, 1998.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

For the three months ended April 30, 2000 and 1999, the Company had a net realized gain/(loss) on security transactions of $3,072,872 and $0, respectively. For the three months ended April 30, 2000 and 1999, the Company had a net change in unrealized appreciation/(depreciation) on investments of $(1,761,414) and $(3,188,561), respectively. The realized gains were the result of the Company's sale of shares of Quicklogic Corporation, Corsair Communications and Nortel. The change in unrealized depreciation was principally the result of a decline in the stock price of Accrue Software, as well as the decline in value of the Company's interest in Vanguard V. Offsetting these declines was an increase in the stock price of Quicklogic.

INVESTMENT INCOME AND EXPENSES

For the three months ended April 30, 2000, the Company had interest income of $167,931 and net operating expenses of $109,845 resulting in net investment income of $58,086 as compared to interest income of $84,356 and net operating expenses of $125,305, resulting in net investment loss of $(40,949) for the three months ended April 30, 1999. The primary reason for the increase in interest income was the decline of assets invested in private companies and private funds and an increase in assets invested in short-term instruments.

United States Trust Company of New York and U.S. Trust Company of Connecticut (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended April 30, 2000 and 1999, the Managing Investment Adviser earned $89,223 and $97,728 in management fees, respectively. In addition, for the quarters ended April 30, 2000 and 1999, the change in allowance for the Management Incentive Fee was $(158,287) and $0, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $47,625 and $25,692, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

NET ASSETS

At April 30, 2000, the Company's net assets were $32,652,180, a decrease of $7,670,089 from net assets of $40,295,269 at October 31, 1999. The
Company's net assets at April 30, 1999 were $34,244,868, down $3,662,324 from net assets of $37,907,192 at October 31, 1998.

CASH FLOWS

For the fiscal year to date ended April 30, 2000, the Company's net cost provided for investing and operating activities was $6,994,409, an increase of $8,773,073 over the same period in fiscal 1999. This increase was principally the result of Quicklogic and Corsair Communications, as well as distributions from the Company's investment in Commsite and its interest in Vanguard V.

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

Aside from private fund capital calls, the Company made no follow-up investments in the recent quarter.

At April 30, 2000, the Company held $0 in cash and $50,147,479 in investments as compared to $4,993 in cash and $47,204,696 in investments at October 31, 1999. These changes from October 31, 1999 were primarily the result of sales of publicly-held securities net of follow-on investments made by the Company. In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $12,000,000 representing capital calls, has been paid by the Company through April 30, 2000.

A dividend of $400 per share was declared by the directors to shareholders of record on May 2, 2000.

OTHER

Year 2000:

Like other business development companies and investment companies and other financial and business organizations and individuals around the world, the Company could be affected adversely if the computer systems used by the Managing Investment Adviser and the Company's other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." Based on the Company's current assessment, the costs of addressing potential problems have not had and are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. The Managing Investment Adviser and the Company's other service providers have informed the Company that they have taken steps to address the Year 2000 Problem with respect to the computer systems that they use and the Company has not been informed of any material difficulties related to the Year 2000 Problem. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact on the Company as a result of the Year 2000 Problem.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk:

         The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of four public companies. At April 30, 2000, these publicly traded equity securities were valued at $5,479,500. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $547,950 in the value of these securities. Actual results may differ.


PART II.     OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

             Not Applicable


ITEM 2.      CHANGES IN SECURITIES.

             None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

             None.


ITEM 5.      OTHER INFORMATION.

             Not applicable.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits.

             (27) Financial Data Schedule (for EDGAR filing purposes only).



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UST PRIVATE EQUITY INVESTORS FUND, INC.



Date:  June __, 2000                  By:  /s/ David I. Fann
                                      ---------------------------------------
                                      David I. Fann, President
                                      (Principal Executive Officer)




Date:  June __, 2000                  By:  /s/ Brian F. Schmidt, Treasurer
                                      --------------------------------------
                                      Brian F. Schmidt, Treasurer
                                      (Principal Financial and Accounting
                                      Officer)