Form 10-Q
period 2000-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2000-09-14
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                       ------------------------------

                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended July 31, 2000

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ______ to ______
                       Commission File Number 0-24856


                       ------------------------------


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

                     Yes   |X|                    No   |_|

As of July 31, 2000, there were 40,463 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.




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


                 INDEX                                                PAGE NO.
                 -----                                                --------

        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.

                 Portfolio of Investments as of July 31, 2000 (Unaudited) and October 31, 1999.

                 Statement of Assets and Liabilities at July 31, 2000 (Unaudited) and October 31, 1999.

                 Statement of Operations (Unaudited) for the three month period ended July 31, 2000, the fiscal year to date July 31, 2000, the three month period ended July 31, 1999 and the six-month period ended July 31, 1999.

                 Statement of Changes in Net Assets (Unaudited) for the three month period ended July 31, 2000, the fiscal year to date July 31, 2000, the three month period ended July 31, 1999 and the six-month period ended July 31, 1999.

                 Statement of Cash Flows (Unaudited) for the six month period ended July 31, 2000 and the six month period ended July 31, 1999.

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

        Item 3.  Defaults upon Senior Securities.

        Item 4.  Submission of Matters to a Vote of Securityholders.

        Item 5.  Other Information.

        Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES




PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.



UST PRIVATE EQUITY INVESTORS FUND, INC.                                           FISCAL YEAR END:  OCTOBER 31, 2000
PORTFOLIO OF INVESTMENTS (UNAUDITED)                                                   QUARTER ENDED:  JULY 31, 2000
--------------------------------------------------------------------------------------------------------------------


PORTFOLIO STRUCTURE                                     JULY 31, 2000                      OCTOBER 31, 1999
-------------------                           --------------------------------     -------------------------------

     PORTFOLIO COMPANIES                          $  5,180,721       15.42%        $  18,734,542       46.49%

     PRIVATE FUNDS                                  17,378,098       51.75%           13,865,235       34.31%

     PUBLICLY-TRADED COMPANIES                       4,790,162       14.27%                   --          --
       SHORT-TERM INVESTMENTS:

         COMMERCIAL PAPER                                   --          --             4,971,281       12.34%

         U.S. GOVERNMENT AND AGENCY OBLIGATIONS      1,791,068        5.33%            7,997,462       19.85%

         INVESTMENT COMPANIES                        1,374,498        4.09%            1,636,176        4.06%
                                                     ---------        -----            ---------

     TOTAL INVESTMENTS                              30,514,547       90.87%           47,204,696      117.15%
     OTHER ASSETS & LIABILITIES (NET)                3,065,127        9.13%           (6,909,427)     -17.15%
                                                     ---------        -----          ------------     -------

     NET ASSETS                                 $   33,579,674      100.00%       $   40,295,269      100.00%
                                                 =============      =======        =============      =======





UST PRIVATE EQUITY INVESTORS FUND, INC.                                         FISCAL YEAR END:  OCTOBER 31, 2000
PORTFOLIO OF INVESTMENTS (UNAUDITED)                                                 QUARTER ENDED:  JULY 31, 2000
------------------------------------------------------------------------------------------------------------------

 PRINCIPAL
AMOUNT/SHARES                                                            COUPON                 VALUE
                                                                       -----------         ----------------

U.S. GOVERNMENT & AGENCY OBLIGATIONS - 5.33%
         1,800,000   Federal Home Loan Bank, 8/25/00                     6.38%             $     1,791,068
                                                                                           ----------------
     TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS                                                  1,791,068
                                                                                           ----------------
     (Cost $1,791,068)

PUBLICLY TRADED COMPANIES - 14.27%
            15,991   Cobalt Networks, Inc.                                                         729,589
            39,725   Global Crossing Ltd.                                                          965,814
             2,430   Inktomi Corp.                                                                 260,010
            42,677   Accrue Software, Inc.                                                         986,906
             7,520   Accrue Software, Inc. Lockup Shares                                           139,120
            85,170   QuickLogic Corporation                                                      1,708,723
                                                                                           ----------------
     TOTAL PUBLICLY TRADED COMPANIES                                                             4,790,162
                                                                                           ----------------
     (Cost $1,322,285)

PRIVATE INVESTMENT FUNDS - 51.75%
             6,008   Allegra Capital Partners III, LP                                            2,191,574
               955   Brentwood Associates Buyout Fund II, LP                                     1,820,581
             1,397   Bruckmann, Rosser, Sherrill & Co., LP                                       2,186,766
             2,014   Morgenthaler Venture Partners IV, LP                                        4,659,256
             3,591   Sevin Rosen Fund V, LP                                                      2,647,616
             4,008   Vanguard V, LP                                                              3,872,305
                                                                                           ----------------
     TOTAL PRIVATE INVESTMENT FUNDS                                                             17,378,098
                                                                                           ----------------
     (Cost $10,447,083)

PRIVATE COMPANIES- 15.43%
     COMMON AND PREFERRED STOCKS - 15.43%
        MEDICAL DEVICES - 0.00%
         1,136,364   AbTox, Inc., Series F (Preferred)                                                   -
           515,464   Cardiopulmonary Corp., Series D                                                     -
            35,294   Cardiopulmonary Corp., Series F                                                     -
                                                                                                         -
        SEMICONDUCTORS - 4.93%
           294,000   LogicVision, Inc., Series F                                                 1,355,722
            70,588   LogicVision Inc. Series F (Preferred)                                         299,999
                                                                                           ----------------
                                                                                                 1,655,721
                                                                                           ----------------
        SPECIALTY RETAIL - 10.50%
         2,608,696   Best Friends Pet Care, Inc., Series F (Preferred)                           3,000,000
           583,333   Best Friends Pet Care, Inc., Series G (Preferred)                             350,000
           583,333   Best Friends Pet Care, Inc., Series H (Preferred)                             175,000
                                                                                           ----------------
                                                                                                 3,525,000
                                                                                           ----------------
     TOTAL PRIVATE COMPANIES                                                                     5,180,721
                                                                                           ----------------
     (Cost $10,024,499)

INVESTMENT COMPANIES  - 4.09%
           702,688   Dreyfus Treasury Cash Management Fund                                         702,688
           671,810   Fidelity Cash Portfolio, U.S. Treasury II                                     671,810
                                                                                           ----------------
     TOTAL INVESTMENT COMPANIES                                                                  1,374,498
                                                                                           ----------------
     (Cost $1,374,498)

TOTAL INVESTMENTS (Cost $24,959,433)                                       90.87%               30,514,547
                                                                                           ----------------
                                                                                           ----------------
OTHER ASSETS & LIABILITIES (NET)                                            9.13%                3,065,127
                                                                       -----------         ----------------
NET ASSETS                                                                100.00%            $  33,579,674
                                                                       ===========         ================





UST PRIVATE EQUITY INVESTORS FUND, INC.                                      FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)                                   QUARTER ENDED:  JULY 31, 2000
---------------------------------------------------------------------------------------------------------------


ASSETS                                                         JULY 31, 2000               OCTOBER 31, 1999
-----------------------------------------------                -------------               ----------------

Investment Securities, at Cost                                 $  24,959,433               $  44,055,089
                                                                 ===========                 ===========

Investment Securities, at Value                                   30,514,547                  47,204,696


Cash                                                               1,129,827                       4,993
Receivables:
   Interest                                                            7,600                     110,457
   For Investments Sold                                            3,482,365                     436,770
Prepaid Assets                                                         6,586                       8,522
                                                                 -----------                 -----------
         TOTAL ASSETS                                             35,140,925                  47,765,438
                                                                 -----------                 -----------

LIABILITIES
-----------------------------------------------
Managing Investment Advisory Fees Payable                            861,461                     128,136
Deferred Incentive Fee Payable                                       555,511                     227,752
Administration & Shareholder Servicing Fees Payable                   31,285                      15,703
Directors Fees Payable                                                51,640                      43,501
Capital Gains Distribution Payable                                        --                          --
Accrued Expenses and Other Payables                                   61,354                      56,213
                                                                 -----------                 -----------

         TOTAL LIABILITIES                                         1,561,251                   7,470,169
                                                                 -----------                 -----------
NET ASSETS                                                     $  33,579,674                  40,295,269
                                                                ============                 ===========

NET ASSETS CONSIST OF
-----------------------------------------------
Accumulated Undistributed Net Investment Income                $     468,673               $     565,764
Accumulated Net Realized Loss on Investments                     (10,541,385)                 (2,577,254)
Net Unrealized Appreciation of Investments                         5,555,114                   3,149,607
Par Value                                                                405                         405
Paid In Capital in Excess of Par Value                            39,384,499                  39,384,499
Allowance for Management Incentive                                (1,287,632)                   (227,752)
                                                                  -----------                    ---------

     TOTAL NET ASSETS                                             33,579,674                 $40,295,269
                                                                 ============                 ==========

Shares of Common Stock Outstanding                                    40,463                      40,463
                                                                 ------------                 -----------

NET ASSET VALUE PER SHARE                                      $      829.89               $      995.85
                                                                 ===========                ============





UST PRIVATE EQUITY INVESTORS FUND, INC.                                                         FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF OPERATIONS (UNAUDITED)                                                                  QUARTER ENDED:  JULY 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------

                                                 QUARTER ENDED    FISCAL YEAR TO DATE        QUARTER ENDED      FISCAL YEAR TO DATE
INVESTMENT INCOME                                 JULY 31, 2000       JULY 31, 2000          JULY 31, 1999         JULY 31, 1999
                                                  -------------       -------------          -------------         -------------

Interest Income                                 $        34,137     $    339,835            $     84,959          $    266,941
                                                 --------------       -------------          -------------         -------------

     TOTAL INCOME                                        34,137          339,835                  84,959               266,941
                                                 --------------       -------------          -------------         -------------

EXPENSES

Management Investment Advisory Fees                    117,857           349,275                  97,568               324,173
Administrative Fees & Shareholder                       15,458            46,040                  15,429                45,573
Custodial Fees                                           2,392             7,732                  10,193                13,756
Legal Fees                                              14,528            43,270                  16,425                83,573
Audit and Other Professional Service Fees               11,336            24,265                   6,553                19,446
Directors' Fees and Expenses                            15,049            51,639                  10,964                32,536
Shareholder Reports                                      1,508             4,491                   1,512                 4,488
Insurance Expense                                        1,942             8,169                   3,134                 9,601
Miscellaneous Expense                                      202               600                     152                   449
Interest Expense                                            --             1,935                   4,207                10,926
                                                 --------------       -------------          -------------         -------------


     TOTAL EXPENSES                                    180,272           537,416                 166,137               544,521

Fees Waived and Reimbursed by Adviser                  (31,838)         (100,490)                (42,228)             (129,523)
                                                 --------------       -------------          -------------         -------------

     NET EXPENSES                                      148,434           436,926                 123,909               414,998
                                                 --------------       -------------          -------------         -------------

NET INVESTMENT INCOME/(LOSS)                          (114,297)         ( 97,091)                (38,950)             (148,057)
                                                 --------------       -------------          -------------         -------------

REALIZED AND UNREALIZED GAIN/(LOSS)
  ON INVESTMENTS

Net Realized Gain on Security Transactions           4,210,023         8,221,045                    (218)           (2,507,606)

Change in Unrealized Appreciation/(Depreciation)
  on Investments                                    (3,085,720)        2,405,531               1,418,453               740,061
                                                 --------------       -------------          -------------         -------------

NET REALIZED AND UNREALIZED
  GAIN ON INVESTMENTS                                1,124,303        10,626,576               1,418,235            (1,767,545)

Change in Management Incentive Fee                     (82,512)       (1,059,880)                      0                     0
                                                 --------------       -------------          -------------         -------------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                      $     927,494        $9,469,605             $ 1,379,285         $  (1,915,602)
                                                 ==============       =============          =============         =============


     Net Investment Income (Loss)                     (114,297)          (97,091)                (38,950)             (148,057)
Net Realized Gain on Investments                     4,210,023         8,221,045                    (218)           (2,507,606)
Change in Unrealized Appreciation (Depreciation)
       on Investments                               (3,085,720)        2,405,531               1,418,453               740,061
Change in Allowance for Management Incentive Fee       (82,512)       (1,059,880)                     --                    --
                                                 --------------       -------------          -------------         -------------
Net Increase in Net Assets
       Resulting From Operations                       927,494         9,469,605               1,379,285            (1,915,602)

DISTRIBUTION TO SHAREHOLDERS:

From Net Investment Income                                  --                --                      --                    --
From Net Realized Gain on Investments                       --       (16,185,200)                     --              (367,437)
                                                 --------------       -------------          -------------         -------------

NET INCREASE (DECREASE) IN NET ASSETS                  927,494        (6,715,595)              1,379,285            (2,283,039)

NET ASSETS:
Beginning of Period                                 32,652,180        40,295,269              34,244,868            37,907,192
                                                 --------------       -------------          -------------         -------------

End of Period                                   $   33,579,674   $    33,579,674          $   35,624,153         $  35,624,153
                                                 ==============       =============          =============         =============





UST PRIVATE EQUITY INVESTORS FUND, INC.                                                    FISCAL YEAR END:  OCTOBER 31, 2000
STATEMENT OF CASH FLOWS (UNAUDITED)                                                             QUARTER ENDED:  JULY 31, 2000
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING                                                            FISCAL YEAR TO DATE      FISCAL YEAR TO DATE
AND OPERATING ACTIVITIES:                                                               JULY 31, 2000            JULY 31, 1999
                                                                                        -------------            -------------
Proceeds from Sales of Investments                                                       $173,988,084           $83,710,107

Purchases of Investments                                                                 (161,008,569)          (71,754,376)

Net Increase in Short Term Investments                                                    (11,439,353)          (13,009,167)

Investment Income                                                                             295,154               107,446

Interest Paid                                                                                  (5,315)              (10,705)

Operating Expenses Paid                                                                      (398,583)             (279,421)
                                                                                       ---------------           ------------

Net Cash Provided for Investing and Operating
  Activities                                                                               24,310,124            (1,236,116)
                                                                                       ---------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions Paid                                                                        (16,185,291)             (367,345)

Cash Receipts from Borrowings                                                              (7,000,000)            1,000,000
                                                                                       ---------------           ------------

Net Cash Used by Financing Activities                                                     (23,185,291)              632,655
                                                                                       ---------------           ------------

Net Decrease in Cash                                                                        1,124,833              (603,461)

CASH AT BEGINNING OF YEAR                                                                       4,993               603,540
                                                                                       ---------------           ------------

CASH AT END OF YEAR                                                                      $  1,129,826          $         79
                                                                                       ===============           ============





1.       Significant Accounting Policies

         UST Private Equity Investors Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on September 16, 1994 and is registered under the Securities Exchange Act of 1934, as amended, as a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company commenced operations on August 1, 1995.

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

2.       Purchases and Sales of Securities

         Purchase and sales of securities for the three month period ended July 31, 2000, excluding short-term investments, for the Company aggregated $0 and $4,457,143, respectively. At July 31, 2000, the Company had outstanding investment commitments totaling $0.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


THREE-MONTH PERIOD ENDED JULY 31, 2000 AS COMPARED TO THE SIMILAR PERIOD IN 1999
--------------------------------------------------------------------------------

The Company's net asset value per common share was $829.89 at July 31, 2000, up $22.93 per share from the net asset value per common share of $806.96 at April 30, 2000. This increase is the result of the appreciation of Morgenthaler Venture Partners IV as well as distributions of Cobalt Networks and Global Crossings. The Company's net asset value per common share was $880.41 at July 31, 1999, up $34.08 per share from the net asset value per common share of $846.33 at April 30, 1999.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS
-------------------------------------------------------------------

For the three months ended July 31, 2000 and 1999, the Company had a net realized gain/(loss) on security transactions of $4,210,023 and $(218), respectively. For the three months ended July 31, 2000 and 1999, the Company had a net change in unrealized appreciation/(depreciation) on investments of $(3,085,720) and $1,418,453, respectively. The realized gains were the result of the Company's sale of shares of Quicklogic Corporation, Accrue Software, Checkfree Holdings, Cisco Systems, Cobalt Networks and Global Crossings. The change in unrealized depreciation was principally the result of a decline in the stock price of Accrue Software, as well as the decline in value of Quicklogic Corporation, as well as several distributions of stock made from private funds during the quarter.

INVESTMENT INCOME AND EXPENSES
------------------------------

For the three months ended July 31, 2000, the Company had interest income of $34,137 and net operating expenses of $148,439 resulting in net investment loss of $(114,297) as compared to interest income of $84,959 and net operating expenses of $123,909 for the three months ended July 31, 1999 resulting in net investment loss of $(38,950). The primary reason for the increase in interest income was a decline of assets invested in short-term instruments.

United States Trust Company of New York and U.S. Trust Company of Connecticut (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended July 31, 2000 and 1999, the Managing Investment Adviser earned $117,857 and $97,568 in management fees, respectively. In addition, for the quarters ended July 31, 2000 and 1999, the change in allowance for the Management Incentive Fee was $82,512 and $0, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $31,838 and $62,228, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

NET ASSETS
----------

At July 31, 2000, the Company's net assets were $33,579,674, an increase of $927,494 from net assets of $32,652,180 at April 30, 2000. The Company's net assets at July 31, 1999 were $35,624,153, up $1,379,285 from net assets of $34,244,868 at April 30, 1999.

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

At July 31, 2000, the Company held $1,129,827 in cash and $30,514,547 in investments as compared to $0 in cash and $50,147,479 in investments at April 30, 2000. These changes from April 30, 2000 were primarily the result of proceeds generated from the sale of publicly-held securities which settled on July 31 as well as a distribution of $16,185,200 or $400 per share made to shareholders during the quarter. In connection with the Company's commitments to private funds in the amount of $12,000,000 since inception, a total of $12,000,000 representing capital calls, has been paid by the Company through July 31, 2000.

A dividend of $400 per share was declared by the directors on May 2, 2000 to shareholders of record on May 2, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk:
-----------------

         The majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investment in the equity securities of five public companies. At July 31, 2000, these publicly traded equity securities were valued at $4,790,102. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $479,016 in the value of these securities. Actual results may differ.


PART II.     OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

             Not Applicable


ITEM 2.      CHANGES IN SECURITIES.

             None.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                  The Annual Meeting of Shareholders of the Company was
            held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) (the "Meeting"). Of the 40,463 shares outstanding as of April 24, 2000, the record date for the Meeting, 22,961 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matters: (i) to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as directors of the Company, (ii) to approve or disapprove a new investment advisory agreement among the Company, United States Trust Company of New York and U.S. Trust Company, (iii) to approve and ratify or disapprove and reject the payments previously made to United States Trust Company of New York and U.S. Trust Company pursuant to the investment advisory agreement and the Board of Directors' determinations with respect thereto, and (iv) to ratify or reject the selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 31, 2000. The results of the voting for each of these proposals were as follows:

            1. Election of Directors:
                                                       For          Withheld
                                                     ------         --------
            John C. Hover II                         22,545            416
            Gene M. Bernstein                        22,545            416
            Stephen V. Murphy                        22,520            441
            Victor F. Imbimbo, Jr.                   22,545            416

            2. To approve the new investment advisory agreement:

            For:       22,667
            Against:   267
            Abstain:   27

            3. To approve and ratify payments previously made to United
               States Trust Company of New York and U.S. Trust Company, etc.:

            For:       21,985
            Against:   348
            Abstain:   628

            4. To ratify Ernst & Young LLP as independent accountants for the fiscal year ending October 31, 2000:

            For:       22,747
            Against:   187
            Abstain:   27


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



                               UST PRIVATE EQUITY INVESTORS FUND, INC.


Date: September 14, 2000
                               By: /s/ David I. Fann
                                   ________________________________________
                                   David I. Fann, President
                                   (Principal Executive Officer)



Date: September 14, 2000
                               By: /s/ Brian F. Schmidt
                                   ________________________________________
                                   Brian F. Schmidt, Treasurer
                                   (Principal Financial and Accounting Officer)