Form 10-K
period 2000-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2001-01-29
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K
(MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 2000

                                     OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

                     Commission file number: 000-24856

                  UST PRIVATE EQUITY INVESTORS FUND, INC.
           (Exact Name of Registrant as Specified in Its Charter)

           MARYLAND                                    13-3786385
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                            114 WEST 47TH STREET
                       NEW YORK, NEW YORK 10036-1532
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (212) 852-1000

      Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK $0.01 PAR VALUE PER SHARE
                              (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other public market.

As of December 31, 2000 there were 40,463 shares outstanding of the registrant's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 2001 are incorporated by reference herein, including into Part III (Items 10, 11, 12, and 13) to this
Form 10-K.




                             TABLE OF CONTENTS

                                                                     Form 10-K
Item No.                                                            Report Page
--------                                                            -----------
                                   PART I

     1.        Business                                                     1
     2.        Properties                                                   4
     3.        Legal Proceedings                                            4
     4.        Submission of Matters to a Vote of Security Holders          4

                                  PART II

     5.        Market for Registrant's Common Equity and Related
               Stockholder Matters                                          4
     6.        Selected Financial Data                                      5
     7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          5
     7A.       Quantitative and Qualitative Disclosures About
               Market Risk                                                  6
     8.        Financial Statements and Supplementary Data                  7
     9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         18

                                  PART III

     10.       Directors and Executive Officers of the Registrant          18
     11.       Executive Compensation                                      18
     12.       Security Ownership of Certain Beneficial Owners and
               Management                                                  18
     13.       Certain Relationships and Related Transactions              19

                                  PART IV

     14.       Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                 20




------------------------------------------------------------------------------
                   FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. A description of such risk factors may be found in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after October
31, 2000. Readers should pay particular attention to the considerations described in the sections of this report entitled "Business" and
"Management's Discussion and Analysis of Financial Condition and the
Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
-------------------------------------------------------------------------------



                                   PART I


ITEM 1.       BUSINESS

OVERVIEW

         UST Private Equity Investors Fund, Inc. (the "Company" or the "Fund") is a Maryland corporation organized on September 16, 1994. The Company is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940, as amended, and, in connection with its initial offering of shares, registered said offering of shares under the Securities Act of 1933, as amended. The Company's investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

           United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser" or "U.S. Trust") provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 (the "Management Agreement"). The Managing Investment Adviser is a subsidiary of U.S. Trust Corporation. On May 31, 2000, U.S. Trust Corporation became an indirect wholly owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

           Pursuant to a Registration Statement on Form N-2 (File No. 33-84290) which was declared effective on December 16, 1994, the Company publicly offered up to 50,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on each of July 31, 1995 and October 31, 1995 representing over $28.0 million and $12.4 million, respectively. The Company sold a total of 40,463 shares in the public offering for gross proceeds totaling $40,463,000 (after taking into account the one share purchased for $1,000 as of September 19, 1994 by David I. Fann, the Company's President and Chief Executive Officer). Shares of the Company were made available through U.S. Trust Company of California, N.A. (the "Selling Agent") to clients of U.S. Trust and its affiliates who met the Company's investor suitability standards.

           In connection with the public offering of shares, the Managing Investment Adviser paid to the Selling Agent a commission totaling $10,000. The Company incurred offering and organizational costs associated with the public offering totaling $374,891. Net proceeds to the Company from the public offering, after offering and organizational costs, totaled $40,117,119.

           The Company's Articles of Incorporation provide that the duration of the Company will be ten years from the final closing of the sale of the shares, subject to the rights of the Managing Investment Adviser and the investors to extend the term of the Company.

PORTFOLIO INVESTMENTS

     Now in its fifth year of existence, the Company is fully committed, having invested all of the initial capital raised, and is currently in its "harvest" mode. Through December 2000, the Company anticipates having distributed to investors approximately 78% of the investors' original investment. The Company intends to continue making distributions as they are generated on a regular basis.

DIRECT INVESTMENTS

INVESTMENT EXITS

o CORSAIR COMMUNICATIONS, INC. (NASDAQ: CAIR), Palo Alto, CA, is a wireless communication infrastructure company providing prepaid cellular handset and fraud detection equipment and software. Corsair completed its initial public offering in July 1997. The Company has sold all of its shares in Corsair. The Company realized a return of 1.55x on its $3.3 million investment.

o RENTAL SERVICES CORPORATION (NYSE: RSV), Scottsdale, AZ, is a consolidator of heavy equipment rental businesses. The Company invested $1 million in January 1996. In September 1996, Rental Services Corp. completed its initial public offering. The Company sold its position in that company for over $3 million, 3.1x the cost to the Company.

o COMMSITE INTERNATIONAL, INC., Vienna, VA, is a provider of wireless towers and construction services. On May 13, 1999, American Tower Corporation (NYSE: AMT) acquired CommSite. The Company realized its investment cost of $2.7 million from this transaction.

o SIGNIUS CORPORATION (formerly known as ProCommunications, Corp.), Somerset, NJ, provides telemessaging services for small and medium sized businesses. In March 2000, Signius was sold for a nominal amount.

INVESTMENTS HELD -- PUBLIC

o QUICKLOGIC CORP. (NASDAQ: QUIK), Sunnyvale, CA, designs, manufactures and markets high-capacity programmable logic semiconductors, known as field programmable gate arrays, along with comprehensive design software. This company's products shorten the design cycle for electronic systems, accelerating time-to-market. QuickLogic completed its initial public offering in October 1999. As of October 31, 2000, the Company sold 345,865 shares of QuickLogic for $7.8 million and held 85,170 shares, which were trading at approximately $8 7/8 per share.

o ACCRUE SOFTWARE, INC. (NASDAQ: ACRU), NeoVista Software, Inc., Cupertino, CA, develops data mining software applications. Accrue Software acquired NeoVista Software for $140 million of Accrue stock. Accrue is a provider of customer relationship management software. As of October 31, 2000, the Company had sold 25,000 shares of Accrue for $967,499 and still held 50,197 shares, which were trading at approximately $4 5/8 per share. The Company had invested $894,132 in NeoVista.

INVESTMENTS HELD -- PRIVATE

o BEST FRIENDS PET CARE, INC., Norwalk, CT, is the largest operator of pet kennels in the United States. Best Friends's facilities offer a wide range of pet services, including boarding, grooming and training. On October 31, 2000 the Company wrote-down its investment in Best Friends by 50%.

o LOGICVISION, INC., San Jose, CA, is a developer of built-in self testing technologies used in semiconductor design, testing and manufacture. As semiconductors become more complex (i.e. large systems reduced to customized chips), the need to adopt new testing technology becomes critical. LogicVision's customers include Sun Microsystems, Cisco Systems, NCR Corp., Hitachi and Hughes. On August 11, 2000, LogicVision filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its common stock. Chase H&Q will act as the lead underwriter of the offering. Other managing underwriters of the offering include Robertson Stephens and SG Cowen.

INVESTMENTS WRITTEN-OFF

o ABTOX, INC., Mundelein, IL, manufactured gas plasma sterilizers. AbTox filed for bankruptcy due to operating problems arising from regulatory issues related to one of its products. The Company 's investment of $2.8 million has been written down to zero. The Company, alongside several other institutional investors, filed a complaint in New York State Supreme Court against the investment banks involved in the private placement, in or around March 1999, alleging fraud and deceit, fraudulent inducement and negligent misrepresentation. On August 10, 1999, the court dismissed the complaint. On August 31, 2000, the Company, along with other institutional investors, filed a notice to appeal the court's order. More recently, the Company and several other investors have been named in an advisory proceeding brought by the company's bankruptcy trustee seeking the return of monies paid to the Company pursuant to certain senior notes in the principal amount of $301,500 issued by the Company. While the Company has written off this investment, the Company intends to vigorously defend these claims.

o CARDIOPULMONARY CORP., Milford, CT, is a manufacturer of a smart ventilator used in the acute and sub-acute hospital market that adapts to patient's changing breathing patterns. The Company's position has been written off pursuant to a recapitalization of the company.

o P2 HOLDINGS CORP. (formerly known as Plynetic Express), San Leandro, CA, was a provider of rapid prototyping and rapid tooling services. P2 Holding filed for bankruptcy in 1998. The Company has written off its $2.8 million investment in P2 Holding.

o PARTY STORES HOLDINGS, INC., Melville, NY, operated the Party Experience, Paperama, and Paper Cutter retail stores and filed for bankruptcy in 1998. The Company has written off its $2.1 million investment in Party Stores.

INVESTMENTS IN THIRD-PARTY INVESTMENT FUNDS

      The Company believes that each of its fund investments has largely completed its portfolio construction and is now in harvest mode. The Company continues to receive meaningful distributions from each of these fund investments.

o ALLEGRA CAPITAL PARTNERS III, LP ("Allegra") is a later-stage fund based in New York City. Allegra invests primarily in companies in the telecommunications, software and service industries with "Internet-driven" strategies. The Company has received distributions of Global Crossing common stock from Allegra.

o BRENTWOOD ASSOCIATES BUYOUT FUND II, LP ("Brentwood") is a buyout and consolidation fund based in Westwood, CA. Brentwood's strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood recently sold its position in Bell Sports, leading to two cash distributions to the Company.

o BRUCKMANN, ROSSER, SHERRILL & CO., LP ("BRS") is a leveraged buyout fund based in New York City. The Company recently received distributions of California Pizza Kitchen common stock, which went public in 2000, from BRS.

o MORGENTHALER VENTURE PARTNERS IV, LP ("Morgenthaler") is primarily an early stage venture capital fund, investing largely in information technology and healthcare companies, but also investing in buyouts of basic businesses. The Company has received stock distributions of Inktomi, Nortel Networks, CheckFree Holdings, and Guidant, as well as cash distributions from Morgenthaler.

o SEVIN ROSEN FUND V, LP ("Sevin Rosen") invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as companies with Internet-enabled business models. The Company has received stock distributions of Ciena and Cisco Systems from Sevin Rosen.

o VANGUARD V, LP ("Vanguard") is an early-stage fund investing in information technology and healthcare. The Company has received from Vanguard stock distributions of Cisco Systems and Cobalt Networks as well as a cash distribution related to Digital Island.

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

EMPLOYEES

         At October 31, 2000, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

    ITEM 2.       PROPERTIES

             The Company does not own or lease physical properties.

    ITEM 3.       LEGAL PROCEEDINGS

             The information regarding AbTox, Inc., disclosed in Item 1 of this Form 10-K, is incorporated by reference herein.

    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.



                                  PART II

    ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

             The Company has 100,000 shares authorized. As of December 31, 2000, 40,463 shares were issued and outstanding. There is no established securities market or other public market for the Company's shares.

    DIVIDENDS

             Fiscal Year Ended October 31, 2000. On May 2, 2000, the Company paid a dividend of $180.69 per share of long-term capital gain. On May 3, 2000, the Company paid a dividend of $219.31 per share of return of capital. On October 31, 2000, the Company paid a dividend of $113.71 per share of long-term capital gain.

             Fiscal Year Ended October 31, 1999. On December 23, 1998, the Company paid a dividend of $9.08 per share of short-term capital gain.

             For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

    ITEM 6.       SELECTED FINANCIAL DATA

             The information under Item 8 is incorporated by reference herein.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

             At October 31, 2000, the Company held $0 in cash and $33,028,497 in investments as compared to $4,993 in cash and $47,204,696 in investments at October 31, 1999. At October 31, 2000, investments included $7,000,000 in U.S. Government and agency obligations, $20,404,666 in private investment funds, $3,418,221 in private companies, $981,089 in public companies and $1,225,771 in investment companies. As of October 31, 2000, the Company has committed $12,000,000 to private investment funds and has no remaining outstanding commitments.

    RESULTS OF OPERATIONS

    Investment Income and Expenses

             For the year ended October 31, 2000, the Company had interest income of $510,857, and net operating expenses of $560,821, resulting in net investment loss of ($49,964) as compared to interest income of $364,937, and net operating expense of $601,747, resulting in investment loss of ($236,810) for the fiscal year ended October 31, 1999 and interest income of $569,706 and net operating expense of $730,161, resulting in investment loss of ($160,455) for the fiscal year ended October 31, 1998. The increase in the Company's net investment income is primarily attributable to the realization of proceeds from the sale of public securities and the resulting interest earned on these proceeds. The decrease in net operating expenses is primarily attributable to the decrease in Managing Investment Advisory Fees.

             The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly (see "Investment Advisory Fee, Administration Fee, and Related Party Transactions" in the notes to the financial statements of the Company included in item 8 hereof). For the fiscal years ended October 31, 2000, 1999 and 1998, the Managing Investment Adviser earned $448,241, $468,230 and $549,137 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $135,394, $146,907 and $76,165 as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed primarily to the distribution of capital to shareholders.

    Net Assets

             The Company's net asset value per common share was $777.72 at October 31, 2000 down $218.13 per share from the net asset value per common share of $995.85 at October 31, 1999. This decrease was the net result of appreciation of a number of private companies and private funds, offset by the distribution of $513.71 per common share and the writing down of Cardiopulmonary Corp. and Best Friends. Contributing to the appreciation was the acquisition of NeoVista by Accrue Software as well as sales of Corsair Communications (NASDAQ: CAIR) and Quicklogic (NASDAQ: QUIK). In addition, private fund values broadly appreciated and several funds continued to make distributions of cash and stock to the Company.

             For the year ended October 31, 2000, the Company had a net increase in net assets resulting from operations of $11,959,703 ($295.58 per share), comprised of net investment loss totaling ($49,964) (($1.23) per share), a net change in realized and unrealized gain on investments of $13,344,075 ($329.79 per share) and a net change in allowance for the management incentive fee of ($1,334,408) (($32.98) per share).

             For the year ended October 31, 2000, the Company's net assets were $31,468,832, a decrease of ($8,826,437) from net assets of $40,295,269 at October 31, 1999. This decrease was the result of an $11,959,703 net increase in net assets resulting from operations and offset by distributions to shareholders during the period totaling $20,786,140.

    REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

             For the fiscal year ended October 31, 2000, the Company had a $13,304,075 net realized and unrealized gain from investments, comprised of a $11,935,543 net realized gain on investments and a $1,408,532 net change in unrealized appreciation of investments as compared to a $3,220,212 net realized and unrealized gain from investments, comprised of a ($2,449,598) net realized loss on investments and a $5,669,810 net increase in unrealized appreciation of investments for the fiscal year ended October 31, 1999 and a ($7,350,233) net realized and unrealized loss from investments, comprised of a $356,562 net realized gain on investments and a ($7,706,795) net change in unrealized depreciation of investments for the fiscal year ended October 31, 1998. The net realized gain on investments for the fiscal year ended October 31, 2000 is primarily the result of sales of Quicklogic and Accrue common stock as well as the receipt and sale of several stock distributions from private fund investments.

    ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The following discussion includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.


    EQUITY PRICE RISK

             A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies. At October 31, 2000, these publicly traded equity securities were valued at $981,089. Thus, there is exposure to equity price risk, which is estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, and would result in a decrease of approximately $98,108 in the value of these securities.

    ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Independent Auditors' Report

    Portfolio of Investments at October 31, 2000.

    Statement of Assets and Liabilities as of October 31, 2000 and October 31, 1999

    Statement of Operations for the years ended October 31, 2000, October 31, 1999 and October 31, 1998.

    Statement of Changes in Net Assets for years ended October 31, 2000, October 31, 1999 and October 31, 1998.

    Statement of Cash Flows for the years ended October 31, 2000, October 31, 1999 and October 31, 1998.

    Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 2000, October 31, 1999, October 31, 1998, October 31, 1997 and October 31, 1996.

    Notes to Financial Statements

    Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    Shareholders and Board of Directors
    UST Private Equity Investors Fund, Inc.

    We have audited the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc. as of October 31, 2000 and 1999, including the statement of portfolio of investments at October 31, 2000, the related statements of operations, statements of changes in net assets and statements of cash flows for each of the three years ended October 31, 2000, 1999, and 1998, and the financial highlights for each of the indicated periods. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 2000, by correspondence with the custodian and others. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of UST Private Equity Investors Fund, Inc. at October 31, 2000 and 1999, the results of its operations and its cash flows and the changes in its net assets for the years ended October 31, 2000, 1999, and 1998, and the financial highlights for each of the indicated periods in conformity with accounting principles generally accepted in the United States.



                                      ERNST & YOUNG LLP

    New York, New York
    December 15, 2000



    UST PRIVATE EQUITY INVESTORS FUND, INC.
    PORTFOLIO OF INVESTMENTS OCTOBER 31, 2000


          PRINCIPAL                                            ACQUISITION                        COUPON           VALUE
       AMOUNT/SHARES                                              DATE##                        RATE/YIELD         (NOTE 1)
       -------------                                           -----------                      ----------        ---------

U.S. GOVERNMENT AGENCY OBLIGATIONS-- 22.24%
$7,000,000        Fannie Mae, 11/02/00 (Cost $6,998,750)                                              6.43%*     $ 6,998,750
                                                                                                                ------------
PRIVATE INVESTMENT FUNDS #, @ -- 64.84%
                  Allegra Capital Partners III, LP                                                                 3,758,408
                  Brentwood Associates Buyout Fund II, LP                                                          1,429,668
                  Bruckman, Rosser, Sherrill & Co., LP                                                             2,258,833
                  Morgenthaler Venture Partners IV, LP                                                             3,441,090
                  Sevin Rosen Fund V, LP                                                                           4,979,541
                  Vanguard V, LP                                                                                   4,537,126
                                                                                                                ------------

PRIVATE INVESTMENT FUNDS (Cost $9,031,687)                                                                        20,404,666
                                                                                                                ------------

PRIVATE COMPANIES #, @ -- 10.86%
   COMMON AND PREFERRED STOCKS -- 10.86%

         MEDICAL DEVICES -- 0.00%
    1,590,909     AbTox, Inc., Series F                                03/97                                              --
      515,464     +Cardiopulmonary Corp., Series D                     11/96                                              --
       35,294     +Cardiopulmonary Corp., Series F                      7/98                                              --
                                                                                                                ------------
                                                                                                                          --
                                                                                                                ------------

         SEMICONDUCTORS -- 5.26%
     294,000      LogicVision, Inc., Series F                          05/97                                       1,355,722
      70,588      LogicVision, Inc., Series I                          01/00                                         299,999
                                                                                                                ------------

                                                                                                                   1,655,721
                                                                                                                ------------
    SPECIALTY RETAIL -- 5.60%
   2,608,696      +Best Friends Pet Care, Inc., Series F          12/96-3/97                                       1,500,000
     583,333      +Best Friends Pet Care, Inc., Series G               03/98                                         175,000
     583,333      +Best Friends Pet Care, Inc., Series H               10/99                                          87,500
                                                                                                                ------------
                                                                                                                   1,762,500
                                                                                                                ------------
  PROMISSORY NOTE -- 0.00%
    MEDICAL DEVICES--0.00%
   $301,500    Abtox, Inc.                                              3/98                 12.00%                       --
                                                                                                                ------------

               TOTAL PRIVATE COMPANIES (Cost $10,024,499)                                                          3,418,221
                                                                                                                ------------

PUBLIC COMPANIES,  @ -- 3.12%
  COMMON STOCK -- 3.12%
    COMPUTER SOFTWARE -- 0.72%
   42,677      Accrue Software, Inc.                                                                                 197,381
    7,520      #Accrue Software, Inc., (Lockup Shares)                08/98                                           27,824
                                                                                                                ------------
                                                                                                                     225,205
                                                                                                                ------------
    SEMICONDUCTORS -- 2.40%
   85,170      QuickLogic Corp.                                       11/96                                          755,884
                                                                                                                ------------
               TOTAL PUBLIC COMPANIES (Cost $1,189,651)                                                              981,089
                                                                                                                ------------


UST PRIVATE EQUITY INVESTORS FUND, INC.
PORTFOLIO OF INVESTMENTS OCTOBER 31, 2000

SHARES                                                                                                                VALUE
------                                                                                                                -----
    INVESTMENT COMPANIES -- 3.90%
   647,032     Dreyfus Treasury Cash Management Fund                                                                647,032
   578,739     Fidelity Cash Portfolio, U.S. Treasury II                                                            578,739
                                                                                                                ------------

                TOTAL INVESTMENT COMPANIES (Cost $1,225,771)                                                      1,225,771
                                                                                                                ------------

TOTAL INVESTMENTS (Cost $28,470,358**)                                                   104.96%                 33,028,497
OTHER ASSETS & LIABILITIES (NET)                                                          (4.96)                 (1,559,665)
                                                                                          ------                ------------
NET ASSETS                                                                               100.00%                 31,468,832
                                                                                         =======                ============

--------------------------
 *  Discount Rate.
** Aggregate cost for Federal tax and book purposes.
 + At October 31, 2000, the Company owned 5% or more of such company's outstanding shares thereby making such company an affiliated company as defined by the Investment Company Act of 1940. Total market value of affiliated company securities owned at October 31, 2000 was $1,762,500.
 # Restricted as to public resale. Acquired between November 1, 1996 and January 31, 2000. Total cost of restricted securities at October 31, 2000 aggregated $19,145,603. Total market value of restricted securities owned at October 31, 2000 was $23,850,711 or 75.8% of net assets.
##  Required disclosure for restricted securities only.
 @  Non-Income Producing Security.


                     See Notes to Financial Statements


UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF ASSETS AND LIABILITIES

                                                                             OCTOBER 31,

                                                                         2000            1999
                                                                         -----           ----
     ASSETS:
       Investments, at value (Cost $28,470,358 and $44,055,089,
            respectively) (Note 1).................................    $ 33,028,497   $ 47,204,696
       Receivable for investments sold.............................         225,071        436,770
       Interest receivable.........................................           5,243        110,457
       Prepaid expenses............................................           4,716          8,522
       Cash........................................................              --          4,993
                                                                       ------------    -----------
         TOTAL ASSETS..............................................      33,263,527     47,765,438
     LIABILITIES:
       Incentive fee payable (Note 2)..............................       1,106,346             --
       Deferred incentive fee payable (Note 2).....................         455,814        227,752
       Management fees payable (Note 2)............................          64,155        128,136
       Directors' fees payable (Note 2)............................          66,689         43,501
       Administration fees payable (Note 2)........................          14,567         14,567
           Note Payable                                                          --      7,000,000
       Accrued expenses and other payables.........................          87,124         56,213
                                                                       ------------    -----------
                                                                          1,794,695      7,470,169
                                                                       ------------    -----------
     NET ASSETS....................................................    $ 31,468,832   $ 40,295,269
                                                                       ============   ============

     NET ASSETS CONSIST OF:
       Undistributed net investment income.........................    $    696,749   $    565,764
       Accumulated net realized gain (loss) on investments.........        (704,632)    (2,577,254)
       Net unrealized appreciation of investments..................       4,558,139      3,149,607
       Allowance for management incentive fee......................      (1,562,160)      (227,752)
       Par value...................................................             405            405
       Paid-in capital in excess of par value......................      28,480,331     39,384,499
                                                                       ------------    -----------
     TOTAL NET ASSETS..............................................    $ 31,468,832   $ 40,295,269
                                                                       ============   ============
     Shares of Common Stock Outstanding ($0.01 par value, 100,000
       authorized).................................................          40,463         40,463
     NET ASSET VALUE PER SHARE.....................................    $     777.72   $     995.85
                                                                       ============   ============



                     See Notes to Financial Statements


UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF OPERATIONS

                                                                                   YEAR ENDED OCTOBER 31,

                                                                           2000             1999             1998
                                                                        ----------       ---------         ---------

     INVESTMENT INCOME:
       Interest income...............................................   $  510,857       $ 364,937         $ 569,706
                                                                        ----------       ---------         ---------
     EXPENSES:
       Managing investment advisory fees (Note 2)....................      448,241         468,230           549,137
       Directors' fees and expenses (Note 2).........................       66,689          43,501            30,000
       Administration fees (Note 2)..................................       58,000          58,000            58,000
       Interest Expense on Loans (Note 5) ...........................           --          14,306            37,227
       Legal fees....................................................       57,800         100,000            60,000
       Audit fees....................................................       33,199          25,999            26,000
       Amortization of organization expense (Note 4).................           --              --            16,490
       Miscellaneous expenses........................................       32,286          38,618            29,472
                                                                        ----------       ---------         ---------
         TOTAL EXPENSES..............................................      696,215         748,654           806,326
       Expenses reimbursed by Managing Investment Adviser (Note 2)...     (135,394)       (146,907)          (76,165)
                                                                        ----------       ---------         ---------
         NET EXPENSES................................................      560,821         601,747           730,161
                                                                        ----------       ---------         ---------
     NET INVESTMENT LOSS.............................................      (49,964)       (236,810)         (160,455)
                                                                        ----------       ---------         ---------
     NET REALIZED AND UNREALIZED GAIN: (Note 1)
       Net realized gain (loss) on investments.......................   11,935,543      (2,449,598)          356,562
       Net change in unrealized appreciation/(depreciation) of           1,408,532       5,669,810        (7,706,795)
                                                                        ----------       ---------         ---------
       Investments...................................................
     NET REALIZED AND UNREALIZED GAIN/(LOSS).........................   13,344,075       3,220,212        (7,350,233)
                                                                        ----------       ---------         ---------
     Net change in allowance for management incentive fee............   (1,334,408)       (227,752)          122,095
                                                                        ----------       ---------         ---------
     NET INCREASE/(DECREASE) IN NET ASSETS
       RESULTING FROM OPERATIONS..................................... $ 11,959,703    $ 2,755,650      $ (7,388,593)
                                                                      =============   =============    =============



                     See Notes to Financial Statements


UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF CHANGES IN NET ASSETS

                                                                                        YEAR ENDED OCTOBER 31,

                                                                               2000            1999              1998
                                                                            ----------       ---------         ---------
    OPERATIONS:
         Net investment income (loss).................................... $   (49,964)     $ (236,810)       $ (160,455)
         Net realized gain (loss) on investments.........................  11,935,543      (2,449,598)          356,562
         Net change in unrealized appreciation (depreciation) of
             Investments.................................................   1,408,532       5,669,810        (7,706,795)
         Net change in allowance for management incentive fee............  (1,334,408)       (227,752)          122,095
                                                                          ------------     -----------       -----------
              Net increase (decrease) in net assets resulting from
    operations...........................................................  11,959,703       2,755,650        (7,388,593)

    DISTRIBUTIONS TO SHAREHOLDERS FROM:
         Net investment income...........................................          --              --                --
         Net realized gain............................................... (11,207,656)       (367,573)       (1,883,686)
         In excess of net realized gain..................................    (704,632)             --                --
         Paid-in capital.................................................  (8,873,852)             --                --
                                                                          ------------     -----------       -----------
              Total Distributions........................................ (20,786,140)       (367,573)       (1,883,686)
                                                                          ------------     -----------       -----------

    NET INCREASE (DECREASE) IN NET ASSETS................................  (8,826,437)      2,388,077        (9,272,279)

    NET ASSETS:
         Beginning of year...............................................  40,295,269       37,907,192       47,179,471
                                                                          ------------     -----------       -----------
         End of year (including undistributed net investment Income of
             $696,749,  $565,764 and $417,716,respectively).............. $31,468,832     $ 40,295,269     $ 37,907,192
                                                                          ============    ============     =============

                     See Notes to Financial Statements


UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF CASH FLOWS


                                                                                        YEAR ENDED OCTOBER 31,

                                                                               2000            1999            1998
                                                                               ----            ----            ----
      CASH FLOWS FROM INVESTING
        AND OPERATING ACTIVITIES:
        Proceeds from Sales of Investments..........................     $ 23,050,959    $  3,653,921    $  4,641,123
        Purchases of Investments....................................       (1,699,403)     (2,931,879)     (7,074,067)
        Net Increase (Decrease) in Short-Term Investments...........        6,380,398         316,094      (3,012,027)
        Investment Income...........................................          616,072         283,968         747,943
        Interest Paid...............................................           (5,315)        (14,912)        (33,241)
        Operating Expenses Paid.....................................         (565,626)       (538,166)       (725,821)
                                                                         ------------    ------------    -------------

        Net Cash Provided (Used) for Investing and Operating
          Activities................................................       27,777,085         769,026      (5,456,090)
                                                                         ------------    ------------    -------------
                                                                                                           (1,000,000)
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions Paid..........................................      (20,786,140)       (367,573)     (1,883,686)
        Cash Receipts from Borrowings...............................               --              --       8,000,000
        Cash Paid on Borrowings.....................................       (7,000,000)     (1,000,000)             --
        Other.......................................................            4,062              --              --
                                                                         ------------    ------------    -------------
        Net Cash Used by Financing Activities.......................      (27,782,078)     (1,367,573)      6,116,314
                                                                         ------------    ------------    -------------
        Net Increase/(Decrease) in Cash.............................           (4,993)       (598,547)        660,224
      CASH AT BEGINNING OF YEAR.....................................            4,993         603,540         (56,684)
                                                                         ------------    ------------    -------------
      CASH AT END OF YEAR...........................................     $         --    $      4,993    $    603,540
                                                                         ------------    ------------    -------------
      RECONCILIATION OF NET INVESTMENT LOSS TO NET CASH PROVIDED
        (USED) FOR INVESTING AND OPERATING ACTIVITIES:
        Net Investment Loss.........................................     $    (49,964)   $   (236,810)   $   (160,455)
        Proceeds from Sales of Investments..........................       23,050,959       3,653,921       4,641,123
        Purchases of Investments....................................       (1,699,403)     (2,931,879)     (7,074,067)
        Net (Increase) Decrease in Short-Term Investments...........        6,380,398         316,094      (3,012,027)
        Net (Increase) Decrease  in Receivables Related to
          Operations................................................          109,038         (70,063)        195,833
        Net Decrease in Payables Related to Operations..............         (336,321)        (45,800)       (204,297)
        Amortization of Organization Costs..........................               --              --          16,490
        Accretion/Amortization of Discounts and Premiums............          322,378          83,563         141,310
                                                                         ------------    ------------    -------------
        Net Cash Provided (Used) for Investing and Operating
          Activities................................................     $ 27,777,085    $    769,026    $ (5,456,090)
                                                                         ============    ============    =============


                     See Notes to Financial Statements


UST PRIVATE EQUITY INVESTORS FUND, INC.

FINANCIAL HIGHLIGHTS--SELECTED PER SHARE DATA AND RATIOS

    FOR A FUND SHARE OUTSTANDING THROUGHOUT EACH PERIOD

                                                                           YEAR ENDED OCTOBER 31,

                                                              2000     1999        1998         1997         1996
                                                              ----     ----        ----         ----         ----
   NET ASSET VALUE, BEGINNING OF PERIOD.............       $ 995.85  $ 936.84   $ 1,165.99   $ 1,055.77    $ 992.32
                                                          ---------- ---------- ----------   ----------   ----------
   INCOME FROM INVESTMENT OPERATIONS
     Net Investment Income (Loss)...................          (1.23)    (5.85)       (3.97)        5.35       40.33
     Net Realized and Unrealized Gain (Loss) on
       Investments..................................         329.79     79.57      (181.64)      144.20       32.84
     Net Change in Allowance for Management
       Incentive fee................................         (32.98)    (5.63)        3.01        (2.91)      (0.10)
                                                          ---------- ---------- ----------   ----------   ----------
       Total from Investment Operations.............         295.58     68.09      (182.60)      146.64       73.07
                                                          ---------- ---------- ----------   ----------   ----------
   DISTRIBUTIONS
     Net Investment Income..........................             --        --           --       (35.34)      (9.62)
     Net Realized Gain..............................        (276.99)    (9.08)      (46.55)       (1.08)         --
     In Excess of Net Realized Gain.................         (17.41)       --           --           --          --
     Paid-in Capital................................        (219.31)       --           --           --          --
                                                          ---------- ---------- ----------   ----------   ----------
          Total Distributions.......................        (513.71)    (9.08)      (46.55)      (36.42)       (9.62)
                                                          ---------- ---------- ----------   ----------   ----------
   NET ASSET VALUE, END OF PERIOD...................       $ 777.72  $ 995.85     $ 936.84   $ 1,165.99    $1,055.77
                                                          ========== ========== ==========   ==========    =========

   TOTAL NET ASSET VALUE RETURN+....................          35.41%     7.33%      (16.22)%      14.37%        7.41%
                                                          ---------- ---------- ----------   ----------   ----------
   RATIOS AND SUPPLEMENTAL DATA
     Net Assets, End of Period (Thousands)..........       $ 31,469  $ 40,295     $ 37,907     $ 47,179     $ 42,720
     Ratio of Net Operating Expenses to Average
       Net Assets ..................................           1.54%     1.62%        1.77%        1.65%        1.00%
     Ratio of Gross Operating Expenses to Average
       Net Assets++.................................           1.92%     2.01%        1.95%        2.02%        1.56%
     Ratio of Net Investment Income (Loss) to
       Average Net Assets...........................          (0.14)%   (0.64)%      (0.39)%       0.48%        3.96%
     Interest Expense Ratio.........................           0.01%     0.04%        0.09%         N/A          N/A
     Portfolio Turnover Rate........................              5%       10%          11%         44%          10%


+ Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares are not publicly traded, therefore market value total investment return is not calculated.

++ Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser.


                       NOTES TO FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

     UST Private Equity Investors Fund, Inc. (defined herein these notes as the "Fund") was incorporated under the laws of the State of Maryland on September 16, 1994, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

     The following is a summary of the Fund's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     (a)  PORTFOLIO VALUATION:

          The Fund values portfolio securities quarterly and at other such times, as in the Board of Directors' view, as circumstances warrant. Investments in securities that are traded on a recognized stock exchange or on the national securities market are valued at the last sale price for such securities on the valuation date. Short-term debt instruments with remaining maturities of 60 days or less are valued at amortized cost, which approximates market value. Direct equity investments that are the same class as a class of stock that is registered and publicly traded, but are subject to regulatory holding periods or other restrictions, are valued based upon the last sales price of the unrestricted stock on the securities exchange on which such securities are primarily traded, less a liquidity discount determined by the Investment Adviser. Direct equity investments for which market quotations are not readily available are carried at fair value as determined in good faith by the Investment Adviser after considering certain pertinent factors, including the cost of the investment, developments since the acquisition of the investment, comparisons to similar publicly traded investments, subsequent purchases of the same investment by other investors, the current financial position and operating results of the issuer and such other factors as may be deemed relevant. Investments in limited partnerships are carried at fair value as determined by the Investment Adviser. In establishing the fair value of investments in other partnerships, the Investment Adviser takes into consideration information received from those partnerships, including their financial statements and the fair value established by the general partner of the investee partnership.

          At October 31, 2000, market quotations were not readily available for securities valued at $23,822,887. Such securities were valued by the Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     (b)  SECURITY TRANSACTIONS AND INVESTMENT INCOME:

          Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

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

     (d)  FEDERAL INCOME TAXES:

          It is the policy of the Fund to continue to qualify as a "regulated investment company" under Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforward, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with Federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification. During the current year, permanent differences, primarily due to net operating losses, resulted in increases in undistributed net investment income and accumulated net realized gain on investments and a corresponding decrease in paid-in capital. The reclassification had no effect on net assets.

          At October 31, 2000, the tax basis of the Fund's investments for Federal income tax purposes amounted to $28,470,358. The net unrealized appreciation amounted to $4,558,139, which is comprised of gross unrealized appreciation of $11,642,303 and aggregate gross unrealized depreciation of $7,084,164.

2.   INVESTMENT ADVISORY FEE, ADMINISTRATION FEE, AND RELATED PARTY TRANSACTIONS

     Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust") serves as the Managing Investment Adviser to the Fund. Under the Agreement, for the services provided, U.S. Trust is entitled to receive a fee, at the annual rate of 1.50% of the net assets of the Fund, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and equal to an annual rate of 0.50% of the net assets of the Fund, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds.

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

     U.S. Trust is a state-chartered bank and trust company and a member bank of the Federal Reserve System and is a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust
Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

     Chase Global Funds Services Company, a corporate affiliate of The Chase Manhattan Bank, (the "Administrator") provides administrative services to the Fund. For the services provided to the Fund, the Administrator is entitled to an annual fee of $58,000, which is paid quarterly.

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

3.   PURCHASES AND SALES OF SECURITIES

     Excluding short-term investments, the Fund's purchases and sales of securities for the years ended October 31, 2000, October 31, 1999 and October 31, 1998 aggregated:

         Year Ended
         October 31,                  Purchases ($)                  Sales ($)
         -----------                  -------------                  ---------

            2000                        1,699,403                   21,312,360
            1999                        2,931,879                    4,090,691
            1998                        7,074,067                    3,870,893


4.   TRANSACTIONS WITH AFFILIATED COMPANIES

     An affiliated company is a company in which the fund has ownership of at least 5% of the voting securities. The Fund did not receive dividend or interest income from affiliated companies during the period. There were no transactions with companies which are or were affiliates during the period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                  PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Additional Information -- Officers" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

         The information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 16, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on March 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2000, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                  PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)      1.   FINANCIAL STATEMENTS

              The financial statements listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 7 are filed as part of this report.

         2.   FINANCIAL STATEMENT SCHEDULES

              The financial statement schedules listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 7 are filed as part of this report.

         3.   EXHIBITS

         Exhibit
          Number           Description
         -------           -----------
          (3)(i)           Articles of Incorporation of the Company 1

          (3)(ii)          By-Laws of the Company 1

          (10)(a)          Managment Agreement 2

          (10)(b)          Transfer Agency and Custody Agreement 3

          (23)             Consent of Independent Auditors


(b)      REPORTS ON FORM 8-K

         None.



--------

1 Incorporated by reference to UST Private Equity Investors Fund, Inc.'s Registration Statement on Form N-2 (File No. 033-84290), filed with the Securities and Exchange Commission on September 22, 1994.


2 Incorporated by reference to UST Private Equity Investors Fund, Inc.'s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the Securities and Echange Commission on May 25, 2000.


3 Incorporated by reference to UST Private Equity Investors Fund, Inc.'s Registration Statement on Form N-2/A (File No. 033-84290) filed with the Securities and Exchange Commission on November 1, 1994.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the e Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UST PPRIVATE EQUITY INVESTORS FUND,INC


Date:  January 29, 2001              By:  /S/DAVID I. FANN
      --------------------------     ---------------------------------------
                                     David I. Fann, Chief Executive Officer
                                     and President
                                     (principal executive officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934; this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                                      Title                                        Date
     ---------                                      -----                                        ----

/S/DAVID I. FANN
--------------------------------      Chief Executive Officer and President (principal      January 29, 2001
David I. Fann                         executive officer)


/S/BRIAN F. SCHMIDT
--------------------------------      Chief Financial Officer                               January 29, 2001
Brian F. Schmidt                      (principal financial and accounting officer)


/S/JOHN C. HOVER II
--------------------------------      Chairman of the Board and Director                    January 29, 2001
John C. Hover II


/S/GENE M. BERNSTEIN
--------------------------------      Director                                              January 29, 2001
Gene M. Bernstein


/S/STEPHEN V. MURPHY
--------------------------------      Director                                              January 29, 2001
Stephen V. Murphy


/S/VICTOR F. IMBIMBO, JR.
--------------------------------      Director                                              January 29, 2001
Victor F. Imbimbo, Jr
