Form 10-Q
period 2001-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2001-03-16
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 ----------

                                 FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2001
                               -----------------------------------------------

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

                      Commission file number 000-24856
                                             -------------------

                  UST PRIVATE EQUITY INVESTORS FUND, INC.
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                          13-3786385
------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

114 West 47th Street, New York, NY                                10036-1532
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    -----------------

------------------------------------------------------------------------------
          Former Name, Former Address and Former Fiscal Year, if
                        Changed Since last Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of March 1, 2001, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.



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

           INDEX                                                     PAGE NO.
           -----                                                     --------

   PART I. FINANCIAL INFORMATION                                         1

   Item 1. Financial Statements.                                         1

           Portfolio of Investments as of January 31, 2001.              1

           Statement of Assets and Liabilities at January 31, 2001
           and October 31, 2000.                                         2

           Statement of Operations for the three-month period
           ended January 31, 2001 and the three-month period ended
           January 31, 2000.                                             3

           Statement  of Changes in Net Assets for the three-month
           period ended January 31, 2001 and the three-month period
           ended January 31, 2000.                                       4

           Statement of Cash Flows for the three-month period ended January 31, 2001 and the three-month period ended
           January 31, 2000.                                             5

           Notes to Financial Statements.                                6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                          7

  PART II. OTHER INFORMATION                                             8

   Item 1. Legal Proceedings.                                            8

   Item 2. Changes in Securities and Use of Proceeds.                    8

   Item 3. Defaults Upon Senior Securities.                              8

   Item 4. Submission of Matters to a Vote of Security Holders.          8

   Item 5. Other Information.                                            8

   Item 6. Exhibits and Reports on Form 8-K.                             8

SIGNATURES                                                               9



PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


UST PRIVATE EQUITY INVESTORS FUND, INC.
PORTFOLIO OF INVESTMENTS
-------------------------------------------------------------------------------
                                                       JANUARY 31, 2001
                                                  ---------------------------

PORTFOLIO STRUCTURE

   PORTFOLIO COMPANIES                          $   3,977,216         19.27%

   PRIVATE FUNDS                                   15,772,167         76.41%

   SHORT-TERM INVESTMENTS:

     INVESTMENT COMPANIES                           1,594,752          7.73%
                                                  ------------   ------------

   TOTAL INVESTMENTS                               21,344,135        103.40%
   OTHER ASSETS & LIABILITIES (NET)                  (702,098)        -3.40%
                                                  ------------   ------------

   NET ASSETS                                   $  20,642,037        100.00%
                                                  ============   ============


See Notes to Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF ASSETS AND LIABILITIES
-------------------------------------------------------------------------------
                                            JANUARY 31,         OCTOBER 31,
                                               2001                 2000
                                            -------------       --------------
                                            (UNAUDITED)
ASSETS
------------------------------
Investment Securities, at Cost            $   21,122,880      $    28,470,358
                                            =============       ==============

Investment Securities, at Value           $   21,344,135      $    33,028,497

Cash                                             380,081                   --
Receivables:
   Interest                                        7,692                5,243
   For Investments Sold                          225,071              225,071
Prepaid Assets                                     6,687                4,716
                                            -------------       --------------

      TOTAL ASSETS                            21,963,666           33,263,527
                                            -------------       --------------

LIABILITIES
------------------------------
Managing Investment Advisory Fees
   Payable                                     1,200,579            1,170,501
Deferred Incentive Fee Payable                    22,125              455,814
Administration and Shareholder
   Servicing Fees Payable                         31,039               15,411
Directors Fees Payable                            16,077               66,690
Accrued Expenses and Other Payables               51,809               86,279
                                            -------------       --------------

      TOTAL LIABILITIES                        1,321,629            1,794,695
                                            -------------       --------------

NET ASSETS                                $   20,642,037      $    31,468,832

                                            =============       ==============

NET ASSETS CONSIST OF
---------------------
Accumulated Undistributed Net
   Investment Income                      $      686,229      $       696,749
Accumulated Net Realized Loss on
   Investments                                (7,608,742)            (704,632)
Net Unrealized Appreciation of
   Investments                                   221,254            4,558,139
Par Value                                            405                  405
Paid in Capital in Excess of Par Value        28,480,331           28,480,331
Allowance for Management Incentive           (1,137,440)          (1,562,160)
                                            -------------       --------------

      TOTAL NET ASSETS                    $   20,642,037      $    31,468,832
                                            =============       ==============

Shares of Common Stock Outstanding                40,463               40,463
                                            -------------       --------------

NET ASSET VALUE PER SHARE                 $       510.15      $        777.72
                                            =============       ==============


See Notes to Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                                     JANUARY 31,
                                               2001                2000
                                          ----------------   ----------------
INVESTMENT INCOME

Interest Income                         $          83,958  $         137,767
                                          ----------------   ----------------

      TOTAL INCOME                                 83,958            137,767
                                          ----------------   ----------------

EXPENSES

Management Investment Advisory
   Fees                                            74,237            142,195
Administrative Fees and
   Shareholder Servicing Fees                      15,628             15,459
Custodial Fees                                      1,873              3,104
Legal Fees                                         25,977             14,529
Audit and Other Professional
   Service Fees                                     8,973              6,536
Directors' Fees and Expenses                       16,888             11,311
Shareholder Reports                                 1,840              1,508
Insurance Expense                                   1,887              2,896
Miscellaneous Expense                                 302                201
Interest Expense                                       --              1,935
                                          ----------------   ----------------

      TOTAL EXPENSES                              147,605            199,674

Fees Waived and Reimbursed by
   Adviser                                        (53,127)           (21,027)
                                          ----------------   ----------------

      NET EXPENSES                                 94,478            178,647
                                          ----------------   ----------------

NET INVESTMENT INCOME (LOSS)                      (10,520)           (40,880)
                                          ----------------   ----------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain on Security
   Transactions                                    89,693            938,150

Change in Unrealized  Appreciation
   (Depreciation) on Investments               (4,336,885)         7,252,665
                                          ----------------   ----------------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                   (4,247,192)         8,190,815

Change in Management Incentive Fee                424,719           (819,081)
                                          ----------------   ----------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS        $   (3,832,993)  $      7,330,854
                                          ================   ================


See Notes to Financial Satements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
-------------------------------------------------------------------------------
                                                THREE MONTHS ENDED
                                                   JANUARY 31,
                                            2001                 2000
                                       ---------------      ----------------
OPERATIONS

Net Investment Income (Loss)         $        (10,520)     $        (40,880)
Net Realized Gain on Investments               89,693               938,150
Change in Unrealized Appreciation
  (Depreciation) in Investments            (4,336,885)            7,252,665
Change in Allowance for
  Management Incentive Fee                    424,719              (819,081)
                                       ----------------      ----------------
Net Increase in Net Assets
  Resulting From Operations                (3,832,993)            7,330,854

DISTRIBUTION TO SHAREHOLDERS

From Net Investment Income                         --                    --
From Net Realized Gain (Loss) on
  Investments                              (6,993,802)                   --
                                       ----------------      ----------------

NET INCREASE (DECREASE) IN NET
  ASSETS                                  (10,826,795)            7,330,854

NET ASSETS

Beginning of Period                        31,468,832            40,295,269
                                       ----------------      ----------------

End of Period                        $     20,642,037      $     47,626,123
                                       ================      ================


See Notes to Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------
                                     THREE MONTHS ENDED
                                        JANUARY 31,

                                     2001            2000
                                  -----------     -----------
CASH FLOWS FROM INVESTING
AND OPERATING ACTIVITIES

Proceeds from Sales of
  Investments                   $ 34,390,518    $ 13,670,125
Purchases of Investment          (27,011,324)    (11,000,151)
Net Decrease in Short Term
  Investment                        (368,981)     (6,536,700)
Investment Income                     18,383          79,585
Operating Expenses Paid              348,462          49,599
                                  -----------     -----------
Net Cash Provided for
  Investing and Operating
  Activities                       7,377,058      (3,737,542)
                                  -----------     -----------

CASH FLOWS FROM FINANCING
ACTIVITIES

Distributions Paid                (6,992,915)              0
Cash Receipts from Borrowings              0       4,000,000
                                  -----------     -----------
Net Cash Used by Financing
  Activities                      (6,992,915)      4,000,000
                                  -----------     -----------
Net Decrease in Cash                 384,143         262,458
CASH AT BEGINNING OF PERIOD           (4,062)          4,993
                                  -----------     -----------
CASH AT END OF PERIOD           $    380,081    $    267,451
                                  ===========     ===========

                  UST PRIVATE EQUITY INVESTORS FUND, INC.

                       NOTES TO FINANCIAL STATEMENTS

                                (UNAUDITED)

(1)   Significant Accounting Policies

      UST Private Equity Investors Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on September 16, 1994 and its common stock is registered under the Securities Exchange Act of 1934, as amended. The Company is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company commenced operations on August 1, 1995.

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

(2)   Purchases and Sales of Securities

      Purchase and sales of securities for the three-month period ended January 31, 2001, excluding short-term investments, for the Company aggregated $0 and $317,301, respectively. At January 31, 2001, the Company had no outstanding investment commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JANUARY 31, 2001 AS COMPARED TO THE SIMILAR PERIOD IN 2000

      The Company's net asset value per common share was $510.15 at January 31, 2001, down $267.57 per share from the net asset value per common share of $777.72 at October 31, 2000. This decrease is principally the result of a distribution of $172.84 paid to shareholders on December 22, 2000. Additionally, broad depreciation of the private fund values contributed to the decrease in net asset value for the period ending January 31, 2001. The Company's net asset value per common share was $1,177.03 at January 31, 2000, up $181.18 per share from the net asset value per common share of $995.85 at October 31, 1999.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

      For the three months ended January 31, 2001 and 2000, the Company had a net realized gain on security transactions of $89,693 and $938,150, respectively. For the three months ended January 31, 2001 and 2000, the Company had a net change in unrealized appreciation (depreciation) on investments of $(4,336,885) and $7,252,665, respectively. The realized gains, for the three months ended January 31, 2001, were the net result of the Company's sale of shares of Quicklogic and Metawave. The change in unrealized depreciation, for the three months ended January 31, 2001, was principally the result of a decline in the value of the private funds during the quarter.

INVESTMENT INCOME AND EXPENSES

      For the three months ended January 31, 2001, the Company had interest income of $83,958 and net operating expenses of $94,478, resulting in net investment loss of $(10,520) as compared to interest income of $137,767 and net operating expenses of $178,647, resulting in net investment loss of $(40,880) for the three months ended January 31, 2000. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments.

      United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the quarters ended January 31, 2001 and 2000, the Managing Investment Adviser earned $74,237 and $142,195 in management fees, respectively. In addition, for the quarters ended January 31, 2001 and 2000, the change in allowance for the Management Incentive Fee was $424,719 and $(819,081), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $53,127 and $21,027, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

NET ASSETS

      At January 31, 2001, the Company's net assets were $20,642,037, a decrease of $10,217,019 from net assets of $30,859,056 at October 31, 2000. The Company's net assets at January 31, 2000 were $47,626,123, up
$7,330,854 from net assets of $40,295,269 at October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has focused its investments in the private equity securities of expansion and later stage venture capital companies and middle-market companies that the Company believes offer significant long-term capital appreciation. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities pending distribution to shareholders.

      The Company made no follow-up investments in the recent quarter.

      At January 31, 2001, the Company held $380,081 in cash and $21,122,880 in investments as compared to $0 in cash and $28,470,358 in investments at October 31, 2000. These changes from October 31, 2000 were primarily the result of a distribution of $6,993,802, or $172.84 per share, made to shareholders during the quarter. The Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million.

      A dividend of $172.84 per share was declared by the directors on December 6, 2000 to shareholders of record on December 19, 2000.

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


                              UST PRIVATE EQUITY INVESTORS FUND, INC.


Date: March 16, 2001
                               By: /s/ David I. Fann
                                  ---------------------------------------
                                      David I. Fann
                                      (Principal Executive Officer)



Date: March 16, 2001
                               By: /s/ Brian F. Schmidt
                                  ---------------------------------------
                                      Brian F. Schmidt
                                      (Principal Financial and Accounting
                                       Officer)