Form 10-Q
period 2001-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2001-06-14
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2001

                                     OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to ___________


        Commission file number 000-24856


                  UST PRIVATE EQUITY INVESTORS FUND, INC.
---------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          MARYLAND                                 13-3786385
---------------------------------------------------------------------------
  (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
of Incorporation or Organization)

114 West 47th Street, New York,  NY                10036-1532
---------------------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 852-1000
---------------------------------------------------------------------------
        Former Name, Former Address and Former Fiscal Year,
                   if Changed Since last Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

---------------------------------------------------------------------------

Yes   |X|           No   |_|

         As of June 1, 2001, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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



                 INDEX                                                PAGE NO.
                 -----                                                --------


        PART I.  FINANCIAL INFORMATION



        Item 1.  Financial Statements.



                 Portfolio of Investments as of  April 30, 2001.           1

                 Statement of Assets and Liabilities at  April 30, 2001
                 and October 31, 2000.                                     4

                 Statement of Operations for the six-month periods ended
                 April 30, 2001 and 2000.                                  5

                 Statement of Changes in Net Assets for the six-month
                 periods ended April 30, 2001 and 2000.                    6

                 Statement  of Cash  Flows for the  six-month  periods
                 ended  April  30,  2001 and 2000.                         7

                 Notes to Financial Statements.                            8

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                      9


       PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.                                       10

        Item 2.  Changes in Securities and Use of Proceeds.               10

        Item 3.  Defaults Upon Senior Securities.                         10

        Item 4.  Submission of Matters to a Vote of Security Holders.     10

        Item 5.  Other Information.                                       10

        Item 6.  Exhibits and Reports on Form 8-K.                        10

SIGNATURES


PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.


UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)

                                                   April 30, 2001
                                           -------------------------------

PORTFOLIO STRUCTURE

    PUBLICLY TRADED COMPANIES            $           298,438        1.75%

    PORTFOLIO COMPANIES                            2,055,713       12.08%

    PRIVATE FUNDS                                 11,757,728       69.10%

    SHORT-TERM INVESTMENTS:

      Investment Companies                         1,648,009        9.69%
                                           ------------------ ------------

    TOTAL INVESTMENTS                             15,759,888       92.62%
    OTHER ASSETS & LIABILITIES (NET)               1,255,517        7.38%
                                           ------------------ ------------

    NET ASSETS                           $        17,015,405      100.00%
                                           ================== ============


UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)                                                Quarter Ended:  April 30, 2001
------------------------------------------------------------------------------------------------------------------

    Principal
Amount/Shares                                                            Coupon                 Value
                                                                       -----------         ----------------

PUBLICLY TRADED COMPANIES - 1.75%
            42,677   Accrue Software, Inc.                                                          19,205
             7,520   Accrue Software, Inc. Lockup Shares                                             3,384
            55,170   QuickLogic Corporation                                                        275,850
                                                                                           ----------------
     TOTAL PUBLICLY TRADED COMPANIES                                                               298,439
                                                                                           ----------------
     (Cost $980,852)

PRIVATE INVESTMENT FUNDS - 69.10%
                     Allegra Capital Partners III, LP                                              687,172
                     Brentwood Associates Buyout Fund II, LP                                     1,298,448
                     Bruckmann, Rosser, Sherrill & Co., LP                                       1,941,341
                     Morgenthaler Venture Partners IV, LP                                        1,278,085
                     Sevin Rosen Fund V, LP                                                      3,408,308
                     Vanguard V, LP                                                              3,144,374
                                                                                           ----------------
     TOTAL PRIVATE INVESTMENT FUNDS                                                             11,757,728
                                                                                           ----------------
     (Cost $7,872,035)

PRIVATE COMPANIES- 12.08%
     Common and Preferred Stocks - 4.78%
        Medical Devices - 0.00%
         1,136,364   AbTox, Inc., Series F (Preferred)                                                   -
           515,464   Cardiopulmonary Corp., Series D                                                     -
            35,294   Cardiopulmonary Corp., Series F                                                     -
                                                                                                         -
        Semiconductors - 1.24%
           294,000   LogicVision, Inc., Series F                                                 1,355,722
            70,588   LogicVision Inc., Series I (Preferred)                                        299,999
                                                                                           ----------------
                                                                                                 1,655,721
                                                                                           ----------------
        Specialty Retail - 5.14%
           761,793   Best Friends Pet Care, Inc., Series F (Preferred)
           583,333   Best Friends Pet Care, Inc., Series G (Preferred)                             224,992
           583,333   Best Friends Pet Care, Inc., Series H (Preferred)                             175,000
         1,846,957   Windsor Pet Care Series F
                                                                                           ----------------
                                                                                                   399,992

     TOTAL PRIVATE COMPANIES                                                                     2,055,713
                                                                                           ----------------
     (Cost $10,024,499)

INVESTMENT COMPANIES  - 9.69%
           845,640   Dreyfus Treasury Cash Management Fund                                         845,640
           802,369   Fidelity Cash Portfolio, U.S. Treasury II                                     802,369
                                                                                           ----------------
     TOTAL INVESTMENT COMPANIES                                                                  1,648,009
                                                                                           ----------------
     (Cost $1,648,009)

TOTAL INVESTMENTS (Cost $20,525,395)                                       92.62%               15,759,888
                                                                                           ----------------
OTHER ASSETS & LIABILITIES (NET)                                            7.38%                1,255,517
                                                                       -----------         ----------------
NET ASSETS                                                                100.00%            $  17,015,405
                                                                       ===========         ================


UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities

                                                                  April 30, 2001               October 31, 2000
                                                                 ------------------            -------------------
                                                                    (Unaudited)
ASSETS

Investment Securities, at Cost                                $         20,525,395          $          28,470,358
                                                                 ==================            ===================

Investment Securities, at Value                                         15,759,888                     33,028,497

Cash                                                                        10,586                             --
Receivables:
   Interest                                                                  5,168                          5,243
   For Investments Sold                                                    978,998                        225,071
   From Investment Adviser                                                 441,876                             --
Prepaid Assets                                                               2,660                          4,716
                                                                 ------------------            -------------------

         TOTAL ASSETS                                                   17,199,176                     33,263,527
                                                                 ------------------            -------------------

LIABILITIES

Managing Investment Advisory Fees
Payable                                                                     92,787                      1,170,501
Deferred Incentive Fee Payable                                                  --                        455,814
Administration and Shareholder
Servicing Fees Payable                                                      16,946                         15,411
Directors Fees Payable                                                      32,414                         66,690
Accrued Expenses and Other Payables                                         41,624                         86,279
                                                                 ------------------            -------------------

         TOTAL LIABILITIES                                                 183,771                      1,794,695
                                                                 ------------------            -------------------

NET ASSETS                                                    $         17,015,405          $          31,468,832
                                                                 ==================            ===================

NET ASSETS CONSIST OF


Accumulated Undistributed Net Investment Income               $            636,682          $             696,749
Accumulated Net Realized Loss on Investments                            (6,595,739)                      (704,632)
Net Unrealized Appreciation of Investments                              (4,765,507)                     4,558,139
Par Value                                                                      405                            405
Paid in Capital in Excess of Par Value                                  28,480,332                     28,480,331
Allowance for Management Incentive                                        (740,768)                    (1,562,160)
                                                                 ------------------            -------------------

         TOTAL NET ASSETS                                     $         17,015,405          $          31,468,832
                                                                 ==================            ===================

Shares of Common Stock Outstanding                                          40,463                         40,463
                                                                 ------------------            -------------------

NET ASSET VALUE PER SHARE                                     $             420.52          $              777.72
                                                                 ==================            ===================


UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)

                                                                              Six Months ended
                                                                                 April 30,

                                                                      2001                         2000
                                                             -----------------------     -----------------------
INVESTMENT INCOME

Interest Income                                               $      97,986           $         305,698
                                                             -----------------------     -----------------------

         TOTAL INCOME                                                97,986                     305,698
                                                             -----------------------     -----------------------

EXPENSES

Management Investment Advisory Fees                                 130,823                     231,418
Administrative Fees and Shareholder Servicing Fees                   30,745                      30,582
Custodial Fees                                                        3,489                       5,340
Legal Fees                                                           40,071                      28,742
Audit and Other Professional Service Fees                             8,973                      12,929
Directors' Fees and Expenses                                         33,225                      36,590
Shareholder Reports                                                   8,227                       2,983
Insurance Expense                                                     2,377                       6,227
Miscellaneous Expense                                                   595                         398
Interest Expense                                                         --                       1,935
                                                             -----------------------     -----------------------

         TOTAL EXPENSES                                             258,525                     357,144

Fees Waived and Reimbursed by Adviser                               (93,430)                    (68,652)
                                                             -----------------------     -----------------------

         NET EXPENSES                                               165,095                     288,492
                                                             -----------------------     -----------------------

NET INVESTMENT INCOME (LOSS)                                        (67,109)                     17,206
                                                             -----------------------     -----------------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain on Security Transactions                        1,109,737                   4,011,022

Change in Unrealized Appreciation (Depreciation)
  on Investments                                                 (9,323,646)                  5,491,251
                                                             -----------------------     -----------------------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                     (8,213,909)                   9,502,273

Change in Management Incentive Fee                                  821,393                     (977,368)
                                                             -----------------------     -----------------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS                       $      (7,459,625)            $      8,542,111
                                                             =======================     =======================


UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets (Unaudited)

                                                                           Six Months ended
                                                                               April 30,
                                                                 2001                            2000
                                                         ----------------------          ----------------------
OPERATIONS

Net Investment Income (Loss)                          $               (67,109)        $                 17,206
Net Realized Gain on Investments                                     1,109,737                       4,011,022
Change in Unrealized Appreciation
  (Depreciation) in Investments                                    (9,323,646)                       5,491,251
Change in Allowance for Management
  Incentive Fee                                                        821,393                       (977,368)
                                                         ----------------------          ----------------------
Net Increase (Decrease) in Net Assets
  Resulting From Operations                                        (7,459,625)                       8,542,111

DISTRIBUTION TO SHAREHOLDERS

From Net Realized Gain on Investments                              (6,993,802)                    (16,185,200)
                                                         ----------------------          ----------------------

NET (DECREASE) IN NET ASSETS                                      (14,453,427)                     (7,643,089)

NET ASSETS

Beginning of Period                                                 31,468,832                      40,295,269
                                                         ----------------------          ----------------------

End of Period                                         $             17,015,405        $             32,652,180
                                                         ======================          ======================


UST Private Equity Investors Fund, Inc.
Statement of Cash Flows (Unaudited)


                                                                           Six Months ended
                                                                               April 30,
                                                                 2001                            2000
                                                         ----------------------          ----------------------
CASH FLOWS FROM INVESTING
AND OPERATING ACTIVITIES

Proceeds from Sales of Investments                    $              1,781,624        $             12,158,816
Purchases of Investment                                                     --                      (1,363,065)
Net Decrease in Short Term Investment                                6,576,512                      12,309,168
Investment Income                                                       34,581                         178,251
Operating Expenses Paid                                             (1,385,154)                       (253,000)
                                                         ----------------------          ----------------------
 Net Cash Provided for Investing and
    Operating Activities                                             7,007,563                      23,030,170
                                                         ----------------------          ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                                        97

Distributions Paid                                                  (6,992,915)                             --
Cash Receipts from Borrowings                                               --                     (11,000,000)
                                                         ----------------------          ----------------------
Net Cash Used by Financing Activities                                (6,992,915)                   (11,000,000)
                                                         ----------------------          ----------------------
Net Increase in Cash                                                    14,648                      12,030,170
Cash at Beginning of Period                                             (4,062)                            672
                                                         ----------------------          ----------------------
Cash at End of Period                                 $                 10,586        $             12,030,842
                                                         ======================          ======================

                  UST Private Equity Investors Fund, Inc.

                 Notes to Financial Statements (Unaudited)


(1)      Significant Accounting Policies

         UST Private Equity Investors Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on September 16, 1994 and its common stock is registered under the Securities Exchange Act of 1934, as amended. The Company is a a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company commenced operations on August 1, 1995.

         Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted.

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

(2)      Purchases and Sales of Securities

         Purchase and sales of securities for the six-month period ended April 30, 2001, excluding short-term investments, for the Company aggregated $0 and $1,189,806, respectively. At April 30, 2001, the Company had no outstanding investment commitments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Six-Month Period Ended April 30, 2001 as Compared to the Similar Period in 2000

         The Company's net asset value per common share was $420.52 at April 30, 2001, down $357.20 per share from the net asset value per common share of $777.72 at October 31, 2000. This decrease is principally the result of a distribution of $172.84 paid to shareholders on December 22, 2000. Additionally, the writedown of Best Friends Pet Care and the broad depreciation of the private fund values contributed to the decrease in net asset value for the period ending April 30, 2001. The Company's net asset value per common share was $806.96 at April 30, 2000, down $188.89 per share from the net asset value per common share of $995.85 at October 31, 1999.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the six months ended April 30, 2001 and 2000, the Company had a net realized gain on security transactions of $1,109,737 and $4,011,022, respectively. For the six months ended April 30, 2001 and 2000, the Company had a net change in unrealized appreciation (depreciation) on investments of $(9,323,646) and $5,491,251, respectively. The realized gains were the net result of the Company's sale of shares of Quicklogic, Metawave, Nuance and Capstone Turbine. Nuance and Capstone Turbine were received from private fund investments. The change in unrealized depreciation was principally the result of a decline in the value of the private funds during the quarter.

Investment Income and Expenses

         For the six months ended April 30, 2001, the Company had interest income of $97,986 and net operating expenses of $165,095, resulting in net investment loss of $67,109 as compared to interest income of $305,698 and net operating expenses of $288,492 resulting in net investment income of $17,206 for the six months ended April 30, 2000. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments coupled with declines in short-term interest rates.

         United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the six-month periods ended April 30, 2001 and 2000, the Managing Investment Adviser earned $130,823 and $231,418 in management fees, respectively. In addition, for the six-month periods ended April 30, 2001 and 2000, the change in allowance for the Management Incentive Fee was $821,393 and $977,368, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $93,430 and $68,652, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

         At April 30, 2001, the Company's net assets were $17,015,405, a decrease of $14,453,427 from net assets of $31,468,832 at October 31, 2000. The Company's net assets at April 30, 2000 were $32,652,180, down
$7,643,089 from net assets of $40,259,269 at October 31, 1999.

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

         At April 30, 2001, the Company held $10,586 in cash and $15,759,888 in investments as compared to $0 in cash and $33,028,497 in investments at October 31, 2000. These changes from October 31, 2000 were partially the result of a distribution of $6,993,802, or $172.84 per share, made to shareholders during the quarter. In addition, the value of the private funds has declined since October 31, 2000. The Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million.


PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securityholders.

         The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 16, 2001 (the "Meeting"). Of the 40,463 shares outstanding as of January 24, 2001, the record date for the Meeting, 21,355 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matters:
(1) to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as directors of the Company and (2) to ratify the selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 31, 2001. The results of the voting for each of these proposals were as follows:

         1.  Election of Directors:                    For        Withheld
                                                     --------     --------

         John C. Hover II                            21,135         220
         Gene M. Bernstein                           21,135         220
         Stephen V. Murphy                           21,110         245
         Victor F. Imbimbo, Jr.                      21,135         220

         2. To ratify Ernst & Young LLP as independent accountants for the fiscal year ending October 31, 2001:

         For:       21,355
         Against:   0
         Abstain:   0

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

                               UST PRIVATE EQUITY INVESTORS FUND, INC.


Date: June 14, 2001            By:/s/ DAVID I. FANN
                                  ------------------------------------------
                                  David I. Fann
                                  (Principal Executive Officer)



Date: June 14, 2001            By:/s/ BRIAN F. SCHMIDT
                                  ------------------------------------------
                                  Brian F. Schmidt
                                  (Principal Financial and Accounting Officer)