Form 10-Q
period 2001-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2001-09-14
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  July 31, 2001
                               ----------------------------------------------

                                     OR


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -------------------


                      Commission file number 000-24856
                                             ---------------------


                  UST PRIVATE EQUITY INVESTORS FUND, INC.
-----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


MARYLAND                                                 13-3786385
-----------------------------------------------------------------------------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)


114 West 47th Street, New York, NY                              10036-1532
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    -------------------------


-----------------------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since last Report.


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|       No   | |

         As of September 1, 2001, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.



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


                 INDEX                                                                                  PAGE NO.
                 -----                                                                                  --------

        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.

                 Portfolio of Investments as of July 31, 2001.                                             1

                 Statement of Assets and Liabilities at July 31, 2001 and October 31, 2001.                2

                 Statement of Operations for the nine-month periods ended July 31, 2001 and July
                 31, 2000.                                                                                 3

                 Statement of Changes in Net Assets for the nine-month
                 periods ended July 31, 2001 and July 31, 2000.                                            4

                 Statement of Cash Flows for the  nine-month periods ended July 31, 2001 and July
                 31, 2000.                                                                                 5

                 Notes to Financial Statements.                                                            6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.                                                                               7

       PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.                                                                        8

        Item 2.  Changes in Securities and Use of Proceeds.                                                8

        Item 3.  Defaults Upon Senior Securities.                                                          8

        Item 4.  Submission of Matters to a Vote of Security Holders.                                      8

        Item 5.  Other Information.                                                                        8

        Item 6.  Exhibits and Reports on Form 8-K.                                                         8

SIGNATURES                                                                                                 9



PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.



UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                                     July 31, 2001
                                                                        ----------------------------------------

PORTFOLIO STRUCTURE

    PUBLICLY TRADED COMPANIES                                         $           265,585                 1.66%

    PORTFOLIO COMPANIES                                                         1,905,721                11.88%

    PRIVATE FUNDS                                                              10,459,467                65.22%

    SHORT-TERM INVESTMENTS:

      Commercial Paper                                                                 --                    --

      U.S. Government & Agency
      Obligations                                                               1,998,767                12.46%

      Investment Companies                                                        706,508                 4.41%
                                                                        ------------------    ------------------

    TOTAL INVESTMENTS                                                          15,336,048                95.63%
    OTHER ASSETS & LIABILITIES (NET)                                              701,092                 4.37%
                                                                        ------------------    ------------------

    NET ASSETS                                                        $        16,037,140               100.00%
                                                                        ==================    ==================



UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities
------------------------------------------------------------------------------------------------------------------

                                                                   July 31, 2001               October 31, 2000
                                                                 ------------------            -------------------
                                                                    (Unaudited)
ASSETS

Investment Securities, at Cost                                $         18,057,661          $          28,470,358
                                                                 ==================            ===================

Investment Securities, at Value                                         15,336,048                     33,028,497

Cash                                                                        16,496                             --
Receivables:
   Interest                                                                  2,109                          5,243
   For Investments Sold                                                    267,633                        225,071
   From Investment Adviser                                                 527,386                             --
Prepaid Assets                                                                 974                          4,716
                                                                 ------------------            -------------------

         TOTAL ASSETS                                                   16,150,646                     33,263,527
                                                                 ------------------            -------------------

LIABILITIES

Managing Investment Advisory Fees Payable                                       --                      1,170,501
Deferred Incentive Fee Payable                                                  --                        455,814
Administration and Shareholder Servicing Fees Payable                       11,319                         15,411
Directors Fees Payable                                                      38,802                         66,690
Accrued Expenses and Other Payables                                         63,385                         86,279
                                                                 ------------------            -------------------

         TOTAL LIABILITIES                                                 113,506                      1,794,695
                                                                 ------------------            -------------------

NET ASSETS                                                    $         16,037,140          $          31,468,832
                                                                 ==================            ===================

NET ASSETS CONSIST OF

Accumulated Undistributed Net Investment Income               $            978,925          $             696,749
Accumulated Net Realized Loss on Investments                           (10,107,744)                      (704,632)
Net Unrealized Appreciation (Depreciation) on Investments               (2,721,613)                     4,558,139
Par Value                                                                      405                            405
Paid in Capital in Excess of Par Value                                  28,480,332                     28,480,331
Allowance for Management Incentive                                        (593,165)                    (1,562,160)
                                                                 ------------------            -------------------

         TOTAL NET ASSETS                                     $         16,037,140          $          31,468,832
                                                                 ==================            ===================

Shares of Common Stock Outstanding                                          40,463                         40,463
                                                                 ------------------            -------------------

NET ASSET VALUE PER SHARE                                     $             396.34          $              777.72
                                                                 ==================            ===================




UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                             Nine Months ended
                                                                                  July 31,
                                                                      2001                         2000
                                                             -----------------------     -----------------------
INVESTMENT INCOME

Interest Income                                           $                 516,428   $                 339,835
                                                             -----------------------     -----------------------

         TOTAL INCOME                                                       516,428                     339,835
                                                             -----------------------     -----------------------

EXPENSES

Management Investment Advisory Fees                                         185,644                     349,275
Administrative Fees and Shareholder Servicing Fees                           51,872                      46,040
Custodial Fees                                                                5,148                       7,732
Legal Fees                                                                   60,296                      43,270
Audit and Other Professional Service Fees                                    11,889                      24,265
Directors' Fees and Expenses                                                 60,612                      51,639
Shareholder Reports                                                          14,463                       4,491
Insurance Expense                                                             5,317                       8,169
Miscellaneous Expense                                                           898                         600
Interest Expense                                                                 --                       1,935
                                                             -----------------------     -----------------------

         TOTAL EXPENSES                                                     396,139                     537,416

Fees Waived and Reimbursed by Adviser                                      (161,885)                   (100,490)
                                                             -----------------------     -----------------------

         NET EXPENSES                                                       234,254                     436,926
                                                             -----------------------     -----------------------

NET INVESTMENT INCOME (LOSS)                                                282,174                     (97,091)
                                                             -----------------------     -----------------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions                        (2,409,038)                  8,221,045

Change in Unrealized Appreciation (Depreciation)
  on Investments                                                         (7,279,752)                  2,405,531
                                                             -----------------------     -----------------------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                             (9,689,060)                 10,626,576

Change in Management Incentive Fee                                          968,996                  (1,059,880)
                                                             -----------------------     -----------------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS                       $              (8,437,890)   $              9,469,605
                                                             =======================     =======================



UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets (Unaudited)
---------------------------------------------------------------------------------------------------------------

                                                                           Nine Months ended
                                                                               July 31,
                                                                 2001                            2000
                                                         ----------------------          ----------------------
OPERATIONS

Net Investment Income (Loss)                          $                282,174        $              (97,091)
Net Realized Gain (Loss) on Investments                             (2,409,308)                    8,221,045
Change in Unrealized Appreciation
  (Depreciation) on Investments                                     (7,279,752)                   (1,059,880)
Change in Allowance for Management
  Incentive Fee                                                        968,996                    (1,059,880)
                                                         ----------------------        ------------------------
Net Increase in Net Assets
  Resulting From Operations                                         (8,437,890)                   (9,469,605)

DISTRIBUTION TO SHAREHOLDERS

From Net Investment Income                                                  --                            --
From Net Realized Gain on Investments                               (6,993,802)                  (16,185,200)
                                                         ----------------------          ----------------------

NET DECREASE IN NET ASSETS                                         (15,431,692)                   (6,715,595)

NET ASSETS

Beginning of Period                                                 31,468,832                    40,295,269
                                                         ----------------------          ----------------------

End of Period                                         $             16,037,140        $           33,579,674
                                                         ======================          ======================




UST Private Equity Investors Fund, Inc.
Statement of Cash Flows (Unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                           Nine Months ended
                                                                               July 31,
                                                                 2001                            2000
                                                         ----------------------          ----------------------
CASH FLOWS FROM INVESTING
AND OPERATING ACTIVITIES

Proceeds from Sales of Investments                    $              2,694,867        $           173,988,084
Purchases of Investments                                                     0                   (161,008,569)
Net Decrease in Short Term Investments                               5,519,246                     11,439,353
Investment Income                                                      436,769                        295,154
Operating Expenses Paid                                             (1,641,471)                        (5,315)
                                                         ----------------------          ----------------------
Net Cash Provided for Investing and                                                                  (398,583)
    Operating Activities                                             7,009,411                     24,310,124
                                                         ----------------------          ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions Paid                                                  (6,992,915)                   (16,185,291)
Cash Receipts from Borrowings                                                0                     (7,000,000)
                                                         ----------------------          ----------------------
Net Cash Used by Financing Activities                               (6,992,915)                   (23,185,291)
                                                         ----------------------          ----------------------
Net Decrease in Cash                                                    16,496                      1,124,833
Cash at Beginning of Period                                                  0                          4,993
                                                         ----------------------          ----------------------
Cash at End of Period                                 $                 16,496        $             1,129,826
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

         (a) Portfolio valuation:

         In valuing the Company's assets, securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Manager or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost. The value for securities for which no public market exists is difficult to determine. Generally, such investment will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Manager or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

         (b) Federal income taxes:

         It is the policy of the Company to continue to qualify as a "regulated investment company" solely for purposes of Subchapter M of the Internal Revenue Code and distribute substantially all of its taxable income to its shareholders. Therefore, no federal income or excise tax provision is required.

(2)      Purchases and Sales of Securities

         Purchases and sales of securities for the nine-month period ended July 31, 2001, excluding short-term investments, for the Company aggregated $0 and $1,575,414, respectively. At July 31, 2001, the Company had no outstanding investment commitments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine-Month Period Ended July 31, 2001 as Compared to the Similar Period in 2000

         The Company's net asset value per common share was $396.34 at July 31, 2001, down $381.38 per share from the net asset value per common share of $777.72 at October 31, 2000. This decrease is principally the result of a distribution of $172.84 paid to shareholders on December 22, 2000 and the broad depreciation in value of the private funds held by the Company. The Company's net asset value per common share was $829.89 at July 31, 2000, down $165.96 per share from the net asset value per common share of $995.85 at October 31, 1999.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the nine-month periods ended July 31, 2001 and 2000, the Company had a net realized gain (loss) on security transactions of $(2,409,308) and $8,221,045, respectively. For the nine-month periods ended July 31, 2001 and 2000, the Company had a net change in unrealized appreciation (depreciation) on investments of $(7,279,752) and $2,405,531, respectively. The net realized loss was the result of the Company's liquidation of its holding in Best Friends Pet Care, Inc. The change in unrealized depreciation was principally the result of an overall decline in the value of the private funds during the nine-month period.

Investment Income and Expenses

         For the nine-months periods ended July 31, 2001, the Company had interest income of $516,428 and net operating expenses of $234,254, resulting in net investment income of $282,174 as compared to interest income of $339,835 and net operating expenses of $436,926 resulting in net investment loss of $(97,091) for the nine-month period ended July 31, 2000. The primary reason for the increase in interest income was an increase in assets invested in short-term instruments.

         United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the nine-month periods ended July 31, 2001 and 2000, the Managing Investment Adviser earned $185,644 and $349,275 in management fees, respectively. In addition, for the nine- month periods ended July 31, 2001 and 2000, the change in allowance for the Management Incentive Fee was $968,996 (a reduction in accumulated management incentive fees) and $(1,059,880) (an increase in accumulated management incentive fees), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $161,885 and $100,490, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's Prospectus.

Net Assets

         At July 31, 2001, the Company's net assets were $16,037,140, a decrease of $15,431,692 from net assets of $31,468,832 at October 31, 2000. The Company's net assets at July 31, 2000 were $33,579,674, down $6,715,595 from net assets of $40,295,269 at October 31, 1999.

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

         The Company made no follow-on investments in the three-month period ended July 31, 2001.

         At July 31, 2001, the Company held $16,496 in cash and $15,336,048 in investments as compared to $0 in cash and $33,028,497 in investments at October 31, 2000. These changes from October 31, 2000 were partially the result of a distribution of $6,993,802, or $172.84 per share, made to shareholders on December 22, 2000. In addition, the value of the private funds has declined since October 31, 2000. The Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable

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

                                     UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:  September 14, 2001            By: /s/ David I. Fann
                                        -------------------------------
                                        David I. Fann
                                        (Principal Executive Officer)



Date:  September 14, 2001            By: /s/ Brian F. Schmidt
                                        -------------------------------
                                        Brian F. Schmidt
                                        (Principal Financial and
                                        Accounting Officer)