Form 10-K
period 2001-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2002-01-29
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K


                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended October 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market.

As of December 31, 2001 there were 40,463 shares outstanding of the registrant's common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 22, 2002 are incorporated by reference into Part III (Items 10, 11 and 12) to this Form 10-K.


                             TABLE OF CONTENTS


                                                                     Form 10-K
                                                                     Report Page
Item No.                      PART I


1.        Business                                                          1
2.        Properties                                                        4
3.        Legal Proceedings                                                 4
4.        Submission of Matters to a Vote of Security Holders               4


                             PART II


5.        Market for Registrant's Common Equity and Related Stockholder
            Matters                                                         4
6.        Selected Financial Data                                           5
7.        Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       5
7A.       Quantitative and Qualitative Disclosures About Market Risk        6
8.        Financial Statements and Supplementary Data                       7
9.        Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         19


                             PART III


10.       Directors and Executive Officers of the Registrant               19
11.       Executive Compensation                                           19
12.       Security Ownership of Certain Beneficial Owners
          and Management                                                   19
13.       Certain Relationships and Related Transactions                   19


                             PART IV


14.       Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                    20


-------------------------------------------------------------------------------
                   FACTORS THAT MAY AFFECT FUTURE RESULTS


         The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
-------------------------------------------------------------------------------


                                   PART I


ITEM 1.       BUSINESS.


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


         Pursuant to a Registration Statement on Form N-2 (File No. 33-84290) which was declared effective on December 16, 1994, the Company publicly offered up to 50,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on each of July 31, 1995 and October 31, 1995 representing over $28.0 million and $12.4 million, respectively. The Company sold a total of 40,463 shares in the public offering for gross proceeds totaling $40,463,000 (including one share purchased for $1,000 as of September 19, 1994 by David I. Fann, the Company's President and Chief Executive Officer). Shares of the Company were made available through U.S. Trust Company of California, N.A. (the "Selling Agent") to clients of U.S. Trust and its affiliates who met the Company's investor suitability standards.

         In connection with the public offering of the Company's shares, the Managing Investment Adviser paid to the Selling Agent a commission totaling $10,000. The Company incurred offering costs associated with the public offering totaling $345,891. Net proceeds to the Company from the public offering, after offering costs, totaled $40,117,109.


         The Company's Articles of Incorporation provide that the duration of the Company will be ten years from the final closing of the sale of the shares, subject to the rights of the Managing Investment Adviser and the investors to extend the term of the Company.


Portfolio Investments


         Now in its sixth year, the Company has invested all of the initial capital raised, and is currently in harvest mode. Through December 2001, the Company anticipates having distributed approximately 86% of the investors' original invested capital. The Company intends to continue making distributions as cash is generated on a regular basis.


Direct Investments

Investments Sold

o Corsair Communications, Inc. (NASDAQ: CAIR), Palo Alto, CA, is a wireless communication infrastructure company providing prepaid cellular handset and fraud detection equipment and software. Corsair completed its initial public offering in July 1997. The Company has sold all of its shares in the company and has realized a return of 1.55x on its $3.3 million investment.

o Rental Services Corporation (NYSE: RSV), Scottsdale, AZ, is a consolidator of heavy equipment rental businesses. The Company invested $1 million in January 1996. In September 1996, Rental Services Corp. completed its initial public offering. The Company has sold all of its shares in the company for over $3 million and has realized a return of 3.1x on its investment.

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


o Accrue Software, Inc. (NASDAQ: ACRU), Cupertino, CA, a provider of customer relationship management software, acquired NeoVista Software for $140 million of Accrue stock. The Company had invested $894,132 in NeoVista. As of October 31, 2001, the Company has liquidated all of its shares of Accrue. The Company realized a return of 1.3x its original investment in NeoVista.


o Best Friends Pet Care, Inc., Norwalk, CT, is the largest operator of pet kennels in the United States. The company's facilities offer a wide range of pet services, including boarding, grooming and training. In June 2001, Best Friends was sold to Brynwood Partners IV L.P. The Company realized net proceeds of $394,377.

Investments Held -- Public

o QuickLogic Corporation (NASDAQ: QUIK), Sunnyvale, CA, designs, manufactures and markets high-capacity programmable logic semiconductors, known as field programmable gate arrays, along with comprehensive design software. The company's products shorten the design cycle for electronic systems, accelerating time-to-market. QuickLogic completed its initial public offering in October 1999. The Company has since sold 30,000 shares of QuickLogic (net proceeds of $299,947). At October 31, 2001, the Company held 55,170 shares, which closed at $3.64 per share.


o LogicVision, Inc. (NASDAQ: LGVN), San Jose, CA, is a developer of built-in self-testing technologies used in semiconductor design, testing and manufacture. As semiconductors become more complex, i.e. large systems reduced to customized chips, the need to adopt new testing technology becomes critical. LogicVision completed its initial public offering in October 2001. At October 31, 2001, the Company held 196,166 shares of common stock in LogicVision, which closed at $9.61 per share.

Investments Written-Off

o AbTox, Inc., Mundelein, IL, manufactured gas plasma sterilizers. The company filed for bankruptcy due to operating problems arising from regulatory issues related to one of its products. The Company's investment has been written-off. During the last quarter of this fiscal year, the Company received $250,000 as part of the settlement of claims with the bankruptcy trustee.

o Cardiopulmonary Corporation, Milford, CT, is the manufacturer of a smart ventilator used in the acute and sub-acute hospital market that adapts to a patient's changing breathing patterns. The Company's position has been written-off as a result of the recapitalization of the company.

o P2 Holdings Corporation (formerly known as Plynetic Express), San Leandro, CA, was a provider of rapid prototyping and rapid tooling services. The company filed for bankruptcy in 1998. The Company has written-off its investment in the company.

o Party Stores Holdings, Inc., Melville, NY, operated the Party Experience, Paperama and Paper Cutter retail stores, and filed for bankruptcy in 1998. The Company has written-off its investment in the company.


Investments in Third-Party Investment Funds

      The Company believes that each of its fund investments has largely completed its portfolio construction and is now in harvest mode. The Company continues to receive meaningful distributions from each of these fund investments.

o Allegra Capital Partners III, LP ("Allegra") is a later-stage fund based in New York City. Allegra invests primarily in companies in the telecommunications, software and service industries with "Internet driven" strategies. The Company received cash distributions from Allegra's sales of Critical Path, Inc. (NASDAQ: CPTH) and Kana Communications, Inc. (NASDAQ: KANA) stock this year. Allegra has drawn all of our $2 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $4.1 million.

o Brentwood Associates Buyout Fund II, LP ("Brentwood") is a buyout and consolidation fund based in Westwood, CA. Brentwood's strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood has drawn all of our $2 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $2.2 million.


o Bruckmann, Rosser, Sherrill & Co., LP ("BRS") is a leveraged buyout fund based in New York City. The Company received cash distributions this year as a result of the sale of Au Bon Pain and California Pizza Kitchen (NASDAQ: CPKI) stock. BRS has drawn all of our $2 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $2.7 million.

o Morgenthaler Venture Partners IV, LP ("Morgenthaler") is primarily an early-stage venture capital fund, investing largely in information technology and healthcare companies, but also investing in buyouts of basic businesses. Morgenthaler distributed Nuance Communications, Inc. (NASDAQ: NUAN) stock to the Company this year. Morgenthaler has drawn all of our $2 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $4.3 million.


o Sevin Rosen Fund V, LP ("Sevin Rosen") invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as companies with Internet-enabled business models. The Company received distributions of Metawave (NASDAQ: MTWV) and Capstone Turbine Corporation (NASDAQ: CPST) stock this year. Sevin Rosen has drawn all of our $2 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $3.2 million.

o Vanguard V, LP ("Vanguard") is an early-stage fund investing in information technology and healthcare. Vanguard has drawn all of our $2 million commitment. At October 31, 2001, the total value (fair market value plus distributions) of this investment was $8.2 million.


         For additional information concerning the Company's investments, see the financial statements beginning on page 9 of this report.


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


Employees

         At October 31, 2001, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.


ITEM 2.       PROPERTIES.

         The Company does not own or lease any physical properties.

ITEM 3.       LEGAL PROCEEDINGS.

         AbTox, Inc. filed for bankruptcy due to operating problems arising from regulatory issues related to one of its products. The Company, alongside several other institutional investors, filed a complaint in New York State Supreme Court against the investment banks involved in the private placement, in or around March 1999, alleging fraud and deceit, fraudulent inducement and negligent misrepresentation. On August 10, 1999, the court dismissed the complaint. On August 31, 2000, the Company, along with other institutional investors, filed a notice to appeal the court's order. More recently, the Company and several other investors have been named in an advisory proceeding brought by the company's bankruptcy trustee seeking the return of monies paid to the Company pursuant to certain senior notes in the principal amount of $301,500 issued by the Company. The Company received $250,000 as part of the settlement of claims on September 10, 2001with the bankruptcy trustee.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                  PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

         The Company has 100,000 authorized shares. As of December 31, 2001, 40,463 shares were issued and outstanding. There is no established public trading market for the Company's shares.


Dividends

Fiscal Year Ended October 31, 2001. On December 22, 2000, the Company paid a dividend of $172.84 per share of long-term capital gain.


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


ITEM 6.        SELECTED FINANCIAL DATA.

         The information provided under Item 8 is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources


         At October 31, 2001, the Company held $16,232 in cash and $13,553,675 in investments as compared to $0 in cash and $33,028,497 in investments at October 31, 2000 and 4,993 in cash and $47,204,696 in investments at October 31, 1999. At October 31, 2001, investments included $249,913 in commercial paper, $1,996,889 in U.S. Government agency obligations, $8,806,249 in private investment funds, $1,733,075 in public companies and $767,549 in investment companies. As of October 31, 2001, the Company had committed $12,000,000 to private investment funds and has no remaining outstanding commitments.


Results of Operations

Investment Income and Expenses


         For the fiscal year ended October 31, 2001, the Company had interest income of $148,317 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $261,411, resulting in net investment loss of ($113,094). For the fiscal year ended October 31, 2000, the Company had interest income of $510,857 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $560,821, resulting in investment loss of ($49,964). For the fiscal year ended October 31, 1999, the Company had interest income of $364,937 and net operating expenses, net of expenses, reimbursed by the Managing Investment Adviser, of $601,747, resulting in investment loss of ($236,810). The decrease in the Company's net investment income is primarily attributable to reduced proceeds from the sale of public securities and the resulting interest earned on these proceeds. The decrease in net operating expenses is primarily attributable to the decrease in managing investment advisory fees, however this decrease was not enough to result in net investment income.

         The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. The management fee is determined and payable quarterly. For the fiscal years ended October 31, 2001, 2000 and 1999, the Managing Investment Adviser earned $231,165, $448,241 and $468,230 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $295,736, $135,394 and $146,907 as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed primarily to reduced net assets, resulting in an increase in unrealized depreciation and the distribution of capital to shareholders.


Net Assets

         The Company's net asset value per common share was $349.34 at October 31, 2001 down $428.38 per share from the net asset value per common share of $777.72 at October 31, 2000. This decrease was the net result of the unrealized depreciation of a number of private funds, the distribution of $172.84 per share (total of $6,993,802) and the loss realized in connection with the sale of Accrue Software, Inc. and Best Friends, Inc. This was offset by a decrease in the allowance for management incentive fees of $28.08 per share.

         For the fiscal year ended October 31, 2001, the Company had a net decrease in net assets resulting from operations of ($10,339,555) (($255.54) per share), comprised of net investment loss totaling ($113,094) (($2.79) per share), a net change in realized and unrealized loss on investments of ($11,362,833) (($280.83) per share) and a net change in allowance for the management incentive fee of $1,136,372 ($28.08 per share), a reduction in accumulated management incentive fees payable to the Managing Investment Adviser.

         For the fiscal year ended October 31, 2001, the Company's net assets were $14,135,475, a decrease of ($17,333,357) from net assets of $31,468,832 at October 31, 2000. This decrease was the result of a ($10,339,555) net decrease in net assets resulting from operations and distributions to shareholders during the period totaling $6,993,802.


Realized and Unrealized Gains and Losses from Portfolio Investments

         For the fiscal year ended October 31, 2001, the Company had an ($11,362,833) net realized and unrealized loss from investments, comprised of a ($2,728,413) net realized loss on investments and an ($8,634,420) net change in unrealized depreciation of investments as compared to a $13,344,075 net realized and unrealized gain from investments, comprised of a $11,935,543 net realized gain on investments and a $1,408,532 net change in unrealized appreciation of investments for the fiscal year ended October 31, 2000. For the fiscal year ended October 31, 1999, the Company had a $3,220,212 net realized and unrealized gain from investments, comprised of a ($2,449,598) net realized loss on investments and a $5,669,810 net increase in unrealized appreciation of investments. The net realized loss on investments for the fiscal year ended October 31, 2001 is primarily the result of sales of Accrue Software, Inc. and Best Friends, Inc., offset by the receipt and gain on sale of several stock distributions from private fund investments.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Equity Price Risk

         A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies. At October 31, 2001, these publicly traded equity securities were valued at $1,733,075. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, of approximately a ($185,083) decrease in the value of these securities. At October 31, 2000, publicly traded equity securities were valued at $981,089 and there was exposure to equity price risk of approximately a ($98,108) decrease in the value of those securities.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Portfolio of Investments at October 31, 2001

Statement of Assets and Liabilities at October 31, 2001 and October 31, 2000

Statement of Operations for the years ended October 31, 2001, October 31, 2000 and October 31, 1999

Statement of Changes in Net Assets for the years ended October 31, 2001, October 31, 2000 and October 31, 1999

Statement of Cash Flows for the years ended October 31, 2001, October 31, 2000 and October 31, 1999

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 2001, October 31, 2000, October 31, 1999, October 31, 1998 and October 31, 1997

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.


             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Shareholders and Board of Directors
UST Private Equity Investors Fund, Inc.


We have audited the accompanying statements of assets and liabilities of UST Private Equity Investors Fund, Inc. (the "Fund") as of October 31, 2001 and 2000, including the portfolio of investments at October 31, 2001, the related statements of operations, changes in net assets and cash flows for each of the three years ended October 31, 2001, 2000 and 1999, and the financial highlights for each of the indicated periods. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2001 by correspondence with the custodian and brokers, or other appropriate auditing procedures where replies from brokers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the UST Private Equity Investors Fund, Inc. at October 31, 2001 and 2000, the results of its operations and its cash flows and the changes in its net assets for the years ended October 31, 2001, 2000, and 1999, and the financial highlights for each of the indicated periods in conformity with accounting principles generally accepted in the United States.


                                                     /s/ Ernst & Young LLP

New York, New York
December 10, 2001



UST Private Equity Investors Fund, Inc.
Portfolio of Investments at October 31, 2001


   Principal                                                             Acquisition        Coupon        Value
Amount/Shares                                                              Date##         Rate/Yield

COMMERCIAL PAPER -- 1.77%
$250,000   Morgan Stanley, 11/06/01 (Cost $249,913).................                         2.50%        $ 249,913
                                                                                                          ---------

U.S. GOVERNMENT AGENCY OBLIGATIONS-- 14.12%
 2,000,000 Federal Farm Credit Discount Notes (Cost $1,996,889).....                         2.24%*       1,996,889
                                                                                                          ---------

PRIVATE INVESTMENT FUNDS #, @ -- 62.30%
           Allegra Capital Partners III, LP.........................   03/96 to 04/00                      682,596
           Brentwood Associates Buyout Fund II, LP..................   01/96 to 04/00                      758,135
           Bruckmann, Rosser, Sherrill & Co., LP....................   12/95 to 04/00                     1,803,166
           Morgenthaler Venture Partners IV, LP.....................   12/95 to 04/00                     1,021,504
           Sevin Rosen Fund V, LP...................................   04/96 to 04/00                     1,200,849
           Vanguard V, LP  .........................................   05/96 to 02/99                     3,339,999
                                                                                                          ---------

           TOTAL PRIVATE INVESTMENT FUNDS (Cost $7,982,123)                                               8,806,249
                                                                                                          ---------

PRIVATE COMPANIES #, @ -- 0.00%
  Common and Preferred Stocks -- 0.00%
    Medical Devices -- 0.00%
 1,590,909 AbTox, Inc., Series F....................................   03/97                                     --
   515,464 +Cardiopulmonary Corp., Series D  .......................   11/96                                     --
    35,294 +Cardiopulmonary Corp., Series F  .......................   07/98                                     --
                                                                                                          ---------

                   TOTAL PRIVATE COMPANIES (Cost $4,700,000)........                                             --

PUBLIC COMPANIES @ -- 12.26%
  Common Stocks and Warrants -- 12.26%
    Semiconductors -- 12.26%
  196,166  LogicVision, Inc., common stock # .......................   05/97 to 01/00                     1,508,117
   18,742  LogicVision, Inc., Class 1 warrant.......................   05/97                                 24,139
   55,170  QuickLogic Corp., common stock    .......................   10/99                                200,819
                                                                                                         ----------

           TOTAL PUBLIC COMPANIES (Cost $1,933,482)................                                       1,733,075
                                                                                                          ---------

INVESTMENT COMPANIES -- 5.43%
 767,549   Dreyfus Government Cash Management Fund
           (Cost $767,549) .........................................                                        767,549

TOTAL INVESTMENTS (Cost $17,629,956**)..............................                         95.88%      13,553,675
OTHER ASSETS & LIABILITIES (NET)....................................                          4.12%         581,800
                                                                                             -----       ----------

NET ASSETS..........................................................                         100.00%   $ 14,135,475
                                                                                             =======   ============

*   Discount rate.
** Aggregate cost for federal tax and book purposes.
+ At October 31, 2001, the Fund owned 5% or more of Cardiopulmonary Corporation's outstanding shares thereby making the Company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2001 was $0.
# Restricted as to public resale. Acquired between November 1, 1996 and January 31, 2000. Total cost of restricted securities owned at October 31, 2001 aggregated $14,231,622. Total market value of restricted securities owned at October 31, 2001 was $10,314,366 or 73.0% of net assets.
## Required disclosure for restricted securities only. @ Non-income producing security.
@   Non-income producing security.

                     See Notes to Financial Statements.




UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities

                                                                       Year Ended October 31,
                                                                        2001           2000
                                                                        ----           ----
     ASSETS:
       Investments, at value (cost $17,629,956 and $28,470,358,
            respectively) (Note 1)                                 $    13,553,675 $  33,028,497
          Cash.....................................................         16,232            --
       Receivable for investments sold.............................             --       225,071
       Receivable from investment advisor (Note 2).................        783,093            --
       Interest receivable.........................................          2,363         5,243
       Prepaid expenses............................................          4,854         4,716
                                                                      ------------   -----------
         Total Assets..............................................     14,360,217    33,263,527

     LIABILITIES:
       Incentive fee payable (Note 2)..............................             --     1,106,346
       Deferred incentive fee payable (Note 2).....................             --       455,814
       Management fees payable (Note 2)............................             --        64,155
       Directors' fees payable (Note 2)............................         67,000        66,689
       Administration fees payable (Note 2)........................         29,067        14,567
       Accrued expenses and other payables.........................        128,675        87,124
                                                                      ------------   -----------
         Total Liabilities.........................................       224,742      1,794,695
                                                                   --------------  -------------

     NET ASSETS....................................................    $14,135,475   $31,468,832
                                                                       ===========   ===========

     NET ASSETS consist of:
       Undistributed net investment income.........................      $ 694,997     $ 696,749
       Accumulated net realized (loss) on investments..............     (2,966,218)     (704,632)
       Net unrealized appreciation/(depreciation) of investments...     (4,076,281)    4,558,139
       Allowance for management incentive fee......................      (425,788)    (1,562,160)
       Par value...................................................            405           405
       Paid-in capital in excess of par value......................     20,908,360    28,480,331
                                                                    --------------   -----------

     Total Net Assets..............................................    $14,135,475   $31,468,832
                                                                    ==============  ============
     Shares of Common Stock Outstanding ($0.01 par value,
         100,000  Authorized)......................................         40,463        40,463


     NET ASSET VALUE PER SHARE.....................................      $  349.34     $  777.72
                                                                         =========     =========


                     See Notes to Financial Statements.


UST Private Equity Investors Fund, Inc.
Statement of Operations

                                                                                 Year Ended October 31,

                                                                          2001           2000              1999
                                                                        ------         ------            ---------

     INVESTMENT INCOME:
       Interest income...............................................   $  148,317      $  510,857         $ 364,937
                                                                        -----------     -----------       ---------

     EXPENSES:
       Managing Investment Adviser fees (Note 2).....................      231,165         448,241           468,230
       Directors' fees and expenses (Note 2).........................       88,810          66,689            43,501
       Administration fees (Note 2)..................................       58,000          58,000            58,000
       Interest expense on loans ....................................           --              --            14,306
       Legal fees....................................................      100,000          57,800           100,000
       Audit fees....................................................       30,600          33,199            25,999
       Miscellaneous expenses........................................       48,572          32,286            38,618
                                                                         ----------     ----------         ---------

         Total Expenses..............................................      557,147         696,215           748,654
       Expenses reimbursed by Managing Investment Adviser
             (Note 2)................................................     (295,736)       (135,394)         (146,907)
                                                                        ----------      ----------         ---------

         Net Expenses................................................      261,411         560,821           601,747
                                                                        ----------      ----------         ---------


     NET INVESTMENT LOSS.............................................     (113,094)        (49,964)         (236,810)
                                                                        ----------      ----------         ---------


     NET REALIZED AND UNREALIZED GAIN/(LOSS):
        (Note 1)
       Net realized gain/(loss) on investments.......................   (2,728,413)     11,935,543       (2,449,598)
       Net change in unrealized appreciation/(depreciation) of
            Investments..............................................   (8,634,420)      1,408,532         5,669,810
                                                                       -----------      ----------         ---------

     NET REALIZED AND UNREALIZED GAIN/(LOSS).........................  (11,362,833)     13,344,075         3,220,212
                                                                       -----------      ----------         ---------

    Net change in allowance for management incentive fee.............    1,136,372     (1,334,408)          (227,752)
                                                                       -----------      ----------         ---------

     NET INCREASE/(DECREASE) IN NET ASSETS
         RESULTING FROM OPERATIONS................................... $(10,339,555)   $ 11,959,703       $ 2,755,650
                                                                       -----------      ----------         ---------


                     See Notes to Financial Statements.


UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets

                                                                                   Year Ended October 31,
                                                                                 2001          2000             1999
                                                                          -----------  ------------     ------------

    OPERATIONS:
         Net investment (loss).........................................    $ (113,094)    $ (49,964)      $ (236,810)
         Net realized gain/(loss) on investments.......................    (2,728,413)   11,935,543       (2,449,598)
         Net change in unrealized appreciation (depreciation) of
              Investments..............................................    (8,634,420)    1,408,532        5,669,810
         Net change in allowance for management incentive fee..........     1,136,372    (1,334,408)        (227,752)
                                                                          -----------  ------------     ------------
         Net increase/(decrease) in net assets resulting from
              Operations...............................................   (10,339,555)   11,959,703        2,755,650

    DISTRIBUTIONS TO SHAREHOLDERS FROM:
         Net realized gain.............................................            --   (11,207,656)        (367,573)
         In excess of net realized gain................................    (6,993,802)     (704,632)              --
         Paid-in capital...............................................            --    (8,873,852)              --
                                                                          -----------  ------------     ------------

              Total Distributions......................................   (6,993,802)   (20,786,140)        (367,573)
                                                                          -----------  ------------     ------------

    Net increase/(decrease) in net assets..............................   (17,333,357)   (8,826,437)       2,388,077

    NET ASSETS:
         Beginning of year.............................................    31,468,832    40,295,269       37,907,192
                                                                       --------------  ------------     ------------
         End of year (including undistributed net investment income of
              $694,997,  $696,749 and $565,764, respectively)..........$   14,135,475  $ 31,468,832     $ 40,295,269
                                                                       ==============  ============     ============

                     See Notes to Financial Statements.



UST Private Equity Investors Fund, Inc.
Statement of Cash Flows


                                                                                        Year Ended October 31,
                                                                               2001            2000            1999
                                                                               ----            ----            ----
      CASH FLOWS FROM INVESTING
        AND OPERATING ACTIVITIES:
        Proceeds from Sales of Investments..........................      $ 4,193,030     $ 23,050,959    $  3,653,921
        Purchases of Investments....................................               --       (1,699,403)     (2,931,879)
        Net Increase in Short-Term Investments......................        5,210,170       6,380,398         316,094
        Investment Income/(Loss)....................................         (729,690)         616,072         283,968
        Interest Paid...............................................               --           (5,315)        (14,912)
         Management Incentive Fee Paid..............................       (1,106,346)              --              --
                                                                          -----------
        Operating Expenses Paid.....................................         (557,130)        (565,626)       (538,166)

        Net Cash Provided from Investing and Operating
             Activities.............................................        7,010,034      27,777,085          769,026
                                                                          -----------    ------------     ------------


      CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions Paid..........................................       (6,993,802)     (20,786,140)       (367,573)
        Cash Paid on Borrowings.....................................               --       (7,000,000)     (1,000,000)

        Other.......................................................               --            4,062              --
                                                                                   --               --              --
        Net Cash Used by Financing Activities.......................       (6,993,802)     (27,782,078)     (1,367,573)
                                                                          -----------    -------------    ------------

        Net Increase/(Decrease) in Cash.............................           16,232           (4,993)       (598,547)
   .

      Cash at Beginning of Year.....................................               --           4,993         603,540
                                                                          -----------    -------------    ------------


      Cash at End of Year...........................................          $16,232               --      $    4,993
                                                                          ===========    =============    ===========
   .

       Reconciliation of Net Investment Loss to
       Net Cash Provided from Investing and Operating Activities:
        Net Investment Loss.........................................       $ (113,094)     $   (49,964)    $  (236,810)
        Proceeds from Sales of Investments..........................        4,193,030       23,050,959       3,653,921
        Purchases of Investments....................................               --       (1,699,403)     (2,931,879)
        Net Decrease in Short-Term Investments......................        5,210,170        6,380,398         316,094
        Net (Increase)/Decrease in Receivables Related to
             Operations.............................................         (780,351)         109,038        (70,063)
        Net Decrease in Payables Related to Operations..............       (1,401,927)        (336,321)        (45,800)
        Amortization of Organization Costs..........................               --               --              --
        Accretion/Amortization of Discounts and Premiums............          (97,794)         322,378          83,563
                                                                           ----------    -------------     -----------
        Net Cash Provided from Investing and Operating
              Activities............................................      $ 7,010,034     $ 27,777,085     $   769,026
                                                                          ===========    =============     ===========

                     See Notes to Financial Statements.






UST Private Equity Investors Fund, Inc.
Financial Highlights--Selected Per Share Data and Ratios
For a Fund share outstanding throughout each period

                                                                      Year Ended October 31,
                                                        2001       2000       1999       1998        1997
                                                      --------   --------   -------    ----------  -------

   NET ASSET VALUE, BEGINNING OF
       PERIOD........................................ $ 777.72   $ 995.85   $ 936.84   $ 1,165.99  $ 1,055.77
                                                      --------   --------   --------   ----------  ----------

   INCOME FROM INVESTMENT OPERATIONS
     Net Investment Income/(Loss)....................    (2.79)     (1.23)     (5.85)       (3.97)       5.35
     Net Realized and Unrealized Gain/(Loss) on
           Investments...............................  (280.83)    329.79      79.57      (181.64)     144.20
     Net Change in Allowance for Management
           Incentive fee.............................    28.08     (32.98)     (5.63)        3.01       (2.91)
                                                      --------   ---------   -------     --------   ----------

       Total from Investment Operations..............  (255.54)    295.58      68.09      (182.60)     146.64
                                                      ---------   ---------- ---------   ---------  ---------

   DISTRIBUTIONS
     Net Investment Income...........................      --         --        --           --        (35.34)
     Net Realized Gain...............................      --     (276.99)     (9.08)      (46.55)      (1.08)
     In Excess of Net Realized Gain..................  (172.84)    (17.41)         --           --         --
     Paid-in Capital.................................       --    (219.31)         --           --         --
                                                      --------   --------     -------  -----------  ---------

       Total Distributions...........................  (172.84)   (513.71)     (9.08)      (46.55)     (36.42)
                                                      ---------  ---------   --------  ----------- ----------

   NET ASSET VALUE, END OF PERIOD....................  $349.34   $ 777.72   $ 995.85     $ 936.84  $ 1,165.99
                                                      ========   ========   ========   ==========  ==========


   TOTAL NET ASSET VALUE RETURN+.....................  (42.98)%    35.41%     7.33%      (16.22)%       14.37%
                                                      =========   =======   =======    ==========  ===========

   RATIOS AND SUPPLEMENTAL DATA
     Net Assets, End of Period (Thousands)........... $ 14,135   $ 31,469     40,295     $ 37,907    $ 47,179

     Ratio of Net Operating Expenses to Average Net
          Assets.....................................     1.28%      1.54%      1.62%        1.77%       1.65%
     Ratio of Gross Operating Expenses to Average
          Net Assets++...............................     2.72%      1.92%      2.01%        1.95%       2.02%
     Ratio of Net Investment Income/(Loss) to
          Average Net Assets.........................   (0.55)%    (0.14)%    (0.64)%      (0.39)%       0.48%
     Interest Expense Ratio..........................      N/A       0.01%      0.04%        0.09%        N/A
     Portfolio Turnover Rate.........................        0%         5%        10%          11%         44%


+ Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period and assumes dividends and distributions, if any, were reinvested. The Fund's shares were issued in a private placement and are not traded, therefore market value total investment return is not calculated.

++ Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser.


                     See Notes to Financial Statements.



                  UST PRIVATE EQUITY INVESTORS FUND, INC.

                       NOTES TO FINANCIAL STATEMENTS


1.    Significant Accounting Policies

     UST Private Equity Investors Fund, Inc. ("the Fund") was incorporated under the laws of the State of Maryland on September 16, 1994, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

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

     (a) Portfolio valuation:

          The Fund values portfolio securities quarterly and at other such times, as in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investment will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Fund from the investments.

          At October 31, 2001, market quotations were not readily available for securities valued at $8,806,249. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification. During the current year, permanent differences, primarily due to net operating losses, resulted in increases in undistributed net investment income and accumulated net realized gain on investments and a corresponding decrease in additional paid-in capital. The reclassification had no effect on net assets.

          The Fund has an unused capital loss carryforward of $2,261,586 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2001. If not applied, the carryover expires in fiscal year 2009.

          At October 31, 2001, the tax basis of the Fund's investments for federal income tax purposes amounted to $17,629,956. The net unrealized depreciation amounted to $4,076,281, which is comprised of gross unrealized appreciation of $2,598,813 and aggregate gross unrealized depreciation of $6,675,094.

          In November 2000 the American Institute of Certified Public Accountants (AICPA) issued a revised version of the AICPA Audit and Accounting Guide for Investment Companies (the Guide). The Guide is effective for annual financial statements issued for fiscal years beginning after December 15, 2000. Management of the Company does not anticipate that the adoption of the Guide will have a significant effect on the financial statements.

2.   Investment Advisory Fee, Administration Fee, and Related Party Transactions

     Pursuant to an Investment Management Agreement ("Management Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") serve as the Managing Investment Adviser to the Fund. Under the Management Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a fee, at the annual rate of 1.50% of the net assets of the Fund, determined as of the end of each fiscal quarter, that are invested or committed to be invested in portfolio companies or private funds and equal to an annual rate of 0.50% of the net assets of the Fund, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to portfolio companies or private funds.

     In addition to the management fee, the Fund has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 10% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Fund all or a portion of the incentive fee previously paid.

     U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. U.S. Trust is a Connecticut state bank and trust company. Each is a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

     J.P. Morgan Investor Services, Co., a corporate affiliate of JPMorgan Chase Bank, (the "Administrator") provides administrative services to the Fund. For the services provided to the Fund, the Administrator is entitled to an annual fee of $58,000, which is paid quarterly.

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Fund, exclusive of management fees, to the extent they exceed 0.42% of the Fund's net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Fund's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments.

     Each Director of the Fund receives an annual fee of $9,000, plus a meeting fee of $1,500 for each meeting attended, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of the Managing Investment Adviser, or of any parent or subsidiary thereof, who serves as an officer, director or employee of the Fund receives any compensation from the Fund.


3.   Purchases and Sales of Securities

     Excluding short-term investments, the Fund's purchases and sales of securities for the years ended October 31, 2001, October 31, 2000 and October 31, 1999 aggregated:

 Year Ended
 October 31,                  Purchases ($)                  Sales ($)
 -----------                  -------------                  ---------

    2001                           --                        1,755,513
    2000                        1,699,403                   21,312,360
    1999                        2,931,879                    4,090,691



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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                  PART III



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the headings "Election of Directors" and "Additional Information -- Officers" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on March 22, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2001, is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information set forth under the captions "Election of Directors" and "Additional Information -- Officers" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on March 22, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2001, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on March 22, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2001, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         None.


                                  PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



(a)      1.   Financial Statements


              The financial statements listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 9 are filed as part of this report.


         2.   Financial Statement Schedules


              The financial statement schedules listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 9 are filed as part of this report.


         3.   Exhibits

           Exhibit
            Number         Description
           -------         -----------

          (3)(i)           Articles of Incorporation of the Company(1)

          (3)(ii)          By-Laws of the Company(1)


          (10)(a)          Form of Management Agreement(2)

          (10)(b)          Form of Transfer Agency and Custody Agreement(3)


          (23)             Consent of Independent Auditors


(b)      Reports on Form 8-K

         None.



-------------
1 Incorporated by reference to UST Private Equity Investors Fund, Inc.'s Registration Statement on Form N-2 (File No. 033-84290), filed with the Securities and Exchange Commission on September 22, 1994.
2 Incorporated by reference to UST Private Equity Investors Fund, Inc.'s Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the Securities and Echange Commission on May 25, 2000.
3 Incorporated by reference to UST Private Equity Investors Fund, Inc.'s Registration Statement on Form N-2/A (File No. 033-84290) filed with the Securities and Exchange Commission on November 1, 1994.


                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UST PRIVATE EQUITY INVESTORS FUND, INC


Date:    January 25, 2002                By: /S/DAVID I. FANN
                                             ----------------------------------
                                         David I. Fann, Chief Executive Officer
                                         and President
                                         (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                                       Title                                Date


/S/DAVID I. FANN                      Chief Executive Officer and President                 January 25, 2002
--------------------------------      (principal executive officer)
David I. Fann


/S/BRIAN F. SCHMIDT                   Chief Financial Officer                               January 25, 2002
--------------------------------      (principal financial and accounting officer)
Brian F. Schmidt


/S/JOHN C. HOVER II                   Chairman of the Board and Director                    January 29, 2002
--------------------------------
John C. Hover II


/S/GENE M. BERNSTEIN                  Director                                              January 29, 2002
--------------------------------
Gene M. Bernstein


/S/STEPHEN V. MURPHY                  Director                                              January 29, 2002
--------------------------------
Stephen V. Murphy


/S/VICTOR F. IMBIMBO, JR.             Director                                              January 29, 2002
--------------------------------
Victor F. Imbimbo, Jr


                                                                 Exhibit 23






                      CONSENT OF INDEPENDENT AUDITORS


                  We consent to the use of our report dated December 10, 2001, included in this Annual Report (Form 10-K No. 000-24856), for the year ended October 31, 2001, of UST Private Equity Investors Fund, Inc.



                                                          ERNST & YOUNG LLP


New York, New York
January 29, 2002