Form 10-Q
period 2002-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2002-03-18
CIK 930454

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended January 31, 2002
                               ---------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ____________________


                      Commission file number 000-24856
                                            -----------

                  UST PRIVATE EQUITY INVESTORS FUND, INC.
---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                     13-3786385
---------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


114 West 47th Street, New York, NY                              10036-1532
---------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                   ------------------------

---------------------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since last Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of January 31, 2002, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.




                  UST PRIVATE EQUITY INVESTORS FUND, INC.

          This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause UST Private Equity Investors Fund, Inc.'s (the "Company's") actual results to differ from future performance suggested herein.


                 INDEX                                                                            PAGE NO.
                 -----                                                                            --------

  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.                                                                     1

           Portfolio of Investments as of January 31, 2002.                                          1

           Statement of Assets and Liabilities at January 31, 2002 and October 31, 2001.             3

           Statement of Operations for the three-month periods ended
           January 31, 2002 and 4 January 31, 2001.                                                  4

           Statement of Changes in Net Assets for the three-month  periods ended
           January 31, 2002 and January 31, 2001.                                                    5

           Statement of Cash Flows for the three-month periods ended January 31, 2002
           and January 31, 2001.                                                                     6

           Financial Highlights for the three-month period ended January 31, 2002.                   7

           Notes to Financial Statements.                                                            8

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of               10
           Operations.

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                              12

 PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                                       12

  Item 2.  Changes in Securities and Use of Proceeds.                                               12

  Item 3.  Defaults Upon Senior Securities.                                                         12

  Item 4.  Submission of Matters to a Vote of Security Holders.                                     12

  Item 5.  Other Information.                                                                       12

  Item 6.  Exhibits and Reports on Form 8-K.                                                        13

SIGNATURES






PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.


UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                                   January 31, 2002
                                                                      -----------------------------------------
PORTFOLIO STRUCTURE
-------------------

    PRIVATE INVESTMENT FUNDS                                          $    8,382,533                72.85%


    PUBLICLY TRADED COMPANIES                                              2,071,367                18.00%


    SHORT-TERM INVESTMENTS:

      INVESTMENT COMPANIES                                                 1,042,361                 9.06%
                                                                      ---------------         ---------------

    TOTAL INVESTMENTS                                                     11,496,261                99.91%
    OTHER ASSETS & LIABILITIES (NET)                                          10,334                  .09%
                                                                      ---------------         ---------------

    NET ASSETS                                                        $   11,506,595               100.00%
                                                                      ===============         ===============


                                             See Notes to Financial Statements.




UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                                              January 31, 2002

   Principal                                                                          Acquisition            Value
Amount/Shares                                                                            Date##             (Note 1)
-------------                                                                       --------------        -----------

PRIVATE INVESTMENT FUNDS #,@ -- 72.85%

    Allegra Capital Partners III, L.P.                                              03/96 to 04/00        $  682,599
    Brentwood Associates Buyout Fund II, L.P.                                       01/96 to 04/00           514,552
    Bruckmann, Rosser, Sherrill & Co., L.P.                                         12/95 to 04/00         1,802,685
    Morgenthaler Venture Partners IV, L.P.                                          12/95 to 04/00         1,021,504
    Sevin Rosen Fund V, L.P.                                                        04/96 to 04/00         1,200,849
    Vanguard V,  L.P.                                                               05/96 to 02/99         3,160,344
                                                                                                          -----------
         Total - Private Investment Funds (Cost $7,558,443)                                                8,382,533
                                                                                                          -----------

PRIVATE COMPANIES #,@ -- 0.00%
    Common Preferred Stocks -- 0.00%
         Medical Devices -- 0.00%

    515,464  **Cardiopulmonary Corp., Series D                                          11/96                     --
     35,294  **Cardiopulmonary Corp., Series F                                          07/98                     --
                                                                                                          -----------
        Total - Private Companies (Cost $2,150,000)                                                               --
                                                                                                          -----------

PUBLIC COMPANIES -- 18.00%
    Common Stocks and Warrants -- 18.00%
         Semiconductors -- 18.00%

    196,166     LogicVision, Inc.,@                                                 05/97 to 01/00         1,726,261
     18,742     LogicVision, Inc., Class 1 Warrant                                       05/97                44,981
     55,170     QuickLogic  Corporation                                                  10/99               300,125
                                                                                                          -----------
                    Total - Private Companies (Cost $1,933,481)                                            2,071,367
                                                                                                          -----------

INVESTMENT COMPANIES -- 9.06%
   1,042,361    Dreyfus Government Cash Management Fund                                                    1,042,361
                (Cost $1,042,361)                                                                         -----------


TOTAL INVESTMENTS (Cost $12,684,285*) -- 99.91%                                                           11,496,261
OTHER ASSETS & LIABILITIES (NET) -- 0.09%                                                                     10,334
                                                                                                         ------------
NET ASSETS -- 100.00%                                                                                    $11,506,595
                                                                                                         ============
*  Aggregate cost for federal tax and book purposes.
** At January 31, 2002, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at January 31, 2002 was $0.
#  Non-income producing securities.
## Required disclosure for restricted securities only.
@  Restricted as to public resale. Acquired between November 1, 1996 and
   January 31, 2002. Total cost of restricted securities at January 31,
   2002 aggregated $11,257,942. Total market value of restricted securities owned at January 31, 2002 was $10,108,794 or 87.85%.

                                               See Notes to Financial Statements.



UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities
----------------------------------------------------------------------------------------------------------------
                                                                 January 31, 2002               October 31, 2001
                                                                 ----------------               ----------------
                                                                    (Unaudited)
ASSETS:

Investment Securities, at Cost                                   $   12,684,285                $     17,629,956
                                                                 ================              =================

Investment Securities, at Value                                  $   11,496,261                $     13,553,675

Cash                                                                         --                          16,232
Receivables:
   Interest                                                               1,782                           2,363
   From Investment Adviser                                              131,109                         783,093
Prepaid Assets                                                            2,762                           4,854
                                                                 ----------------               ----------------
      Total Assets                                                   11,631,914                      14,360,217
                                                                 ----------------               ----------------

LIABILITIES:

Administration and Shareholder Servicing Fees Payable                    25,544                          29,067
Directors' Fees Payable                                                  16,123                          67,000
Accrued Expenses and Other Payables                                      83,652                         128,675
                                                                 ----------------               ----------------
      Total Liabilities                                                 125,319                         224,742
                                                                 ----------------               ----------------
NET ASSETS                                                       $  11,506,595                 $    14,135,475
                                                                 ================              =================
NET ASSETS consist of:

Accumulated Undistributed Net Investment Income                  $      667,316                $        694,997
Accumulated Net Realized (Loss) on Investments                       (5,516,219)                     (2,966,218)
Net Unrealized (Depreciation) on Investments                         (1,118,024)                     (4,076,281)
Par Value                                                                   405                             405
Paid in Capital                                                     (18,002,731)                     20,908,360
Allowance for Management Incentive Fee                                 (459,614)                       (425,788)
                                                                 ----------------               ----------------
      Total Net Assets                                           $   11,506,595                 $    14,135,475
                                                                 ================              =================
Shares of Common Stock Outstanding                                       40,463                          40,463
                                                                 ----------------              -----------------
NET ASSET VALUE PER SHARE                                        $       284.37                 $        349.34
                                                                 ================              =================


                                              See Notes to Financial Statements.


UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                   January 31,

                                                                       2002                           2001
                                                                 ----------------               ----------------
INVESTMENT INCOME:

Interest Income                                                   $      15,293                 $    83,958
                                                                 ----------------               ----------------
      Total Income                                                       15,293                      83,958
                                                                 ----------------               ----------------

EXPENSES:

Management Investment Advisory Fees                                      40,272                      74,237
Administrative Fees                                                      10,977                      15,628
Custodial Fees                                                            4,578                       1,873
Legal Fees                                                               25,205                      25,977
Audit and Other Professional Service Fees                                 7,714                       8,973
Directors' Fees and Expenses                                             15,123                      16,888
Shareholder Reports                                                       5,194                       1,840
Insurance Expense                                                         2,093                       1,887
Miscellaneous Expense                                                       664                         302
                                                                 ----------------               ----------------
      Total Expenses                                                    111,820                     147,605

Fees Waived and Expenses Reimbursed by Adviser                          (68,846)                    (53,127)
                                                                 ----------------               ----------------

      Net Expenses                                                       42,974                      94,478
                                                                 ----------------               ----------------
NET INVESTMENT (LOSS)                                                   (27,681)                    (10,520)
                                                                 ----------------               ----------------
REALIZED AND UNREALIZED GAIN/
  (LOSS) ON INVESTMENTS:

Net Realized Gain/(Loss) on Security Transactions                    (2,550,001)                      89,693

Change in Unrealized Appreciation/(Depreciation)
  on Investments                                                       2,888,257                  (4,336,885)

NET REALIZED AND UNREALIZED
  GAIN/(LOSS) ON INVESTMENTS                                             338,256                  (4,247,192)

Change in Management Incentive Fee                                      (33,826)                     424,719
                                                                 ----------------               ----------------

NET INCREASE/(DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS                                $      276,749                $  (3,832,993)
                                                                 ================               ================


                                              See Notes to Financial Statements.



UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                   January 31,

                                                                     2002                           2001
                                                               ----------------               ----------------
OPERATIONS:

Net Investment (Loss)                                           $      (27,681)                $      (10,520)
Net Realized Gain/(Loss) on Investments                             (2,550,001)                        89,693
Change in Unrealized Appreciation/
  (Depreciation) on Investments                                      2,888,257                      (4,336,885)
Change in Allowance for Management
  Incentive Fee                                                        (33,826)                        424,719
                                                               ----------------               ----------------

Net Increase/(Decrease) in Net Assets
  Resulting From Operations                                            276,749                     (3,832,993)

DISTRIBUTIONS TO SHAREHOLDERS FROM:

Net Realized (Loss) on Investments                                          --                      (6,993,802)
Return of Capital                                                   (2,905,629)                            --
                                                               ----------------               ----------------
NET (DECREASE) IN NET ASSETS                                        (2,628,880)                    (10,826,795)

NET ASSETS:

Beginning of Period                                                 14,135,475                      31,468,832
                                                               ----------------               ----------------
End of Period                                                  $    11,506,595                 $    20,642,037


                                             See Notes to Financial Statements.




UST Private Equity Investors Fund, Inc.
Statement of Cash Flows (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                                   January 31,

                                                                     2002                           2001
                                                               ----------------               ----------------
CASH FLOWS FROM INVESTING
  AND OPERATING ACTIVITIES:

Proceeds from Sales of Investments                              $           --                 $    34,390,518
Purchases of Investments                                                    --                     (27,011,324)
Return of Capital from Private Investment Funds                        423,680                              --
Net Increase/(Decrease) in Short Term Investments                    1,971,990                        (368,981)
Investment Income/(Loss)                                               (60,927)                         18,383
Decrease in Receivable from Investment Adviser                         651,984                              --
Operating Expenses Paid                                                (97,330)                        348,462
                                                               ----------------               ----------------
Net Cash Provided for Investing and
    Operating Activities                                             2,889,397                       7,377,058
                                                               ----------------               ----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

Distributions from:
Return of Capital                                                   (2,905,629)                            --
Realized Loss on Investment                                                 --                     (6,992,915)
                                                               ----------------               ----------------
Net Cash Used by Financing Activities                              (2,905,629)                      (6,992,915)
                                                               ----------------               ----------------
Net Increase/(Decrease) in Cash                                       (16,232)                         384,143

CASH AT BEGINNING OF PERIOD                                            16,232                           (4,062)
                                                               ----------------               ----------------
CASH AT END OF PERIOD                                          $            --                 $       380,081
                                                               ================               ================


                                    See Notes to Financial Statements.




UST Private Equity Investors Fund, Inc.
Financial Highlights (Unaudited)
-------------------------------------------------------------------------------
Per Share Operating Performance:  (1)
                                                       Three Months Ended
                                                        January 31, 2002
                                                  -----------------------------

NET ASSET VALUE, BEGINNING OF PERIOD                    $      349.34



INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                            (0.68)
Net Realized Loss                                             (63.02)
Change in Unrealized Depreciation on Investments               71.38
Change in Allowance for Management Incentive Fee               (0.84)
                                                         ------------
      Total from Investment Operations                          6.84
                                                         ------------

DISTRIBUTIONS:

Return of Capital                                             (71.81)
                                                        -------------
Total Distributions                                           (71.81)
                                                        -------------
NET ASSET VALUE, END OF PERIOD                          $     284.37
                                                        =============
TOTAL NET ASSET VALUE RETURN (3)                                1.96%
                                                        =============
Ratios and supplemental data:
Net Assets, End of Period (000's)                       $     11,507
Ratios to Average Net Assets (2)
   Gross Expenses                                               3.49%
   Net Expenses                                                 1.34%
   Net Investment Loss                                         (0.86)%
   Interest Expense Ratio                                        N/A
   Turnover (3)                                                 0.00%


(1)   For a share outstanding throughout the period
(2)   Annualized
(3)   Non-annualized


                     See Notes to Financial Statements.





                  UST Private Equity Investors Fund, Inc.

                 Notes to Financial Statements (Unaudited)


Note 1 -- Significant Accounting Policies

          UST Private Equity Investors Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on September 16, 1994, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.

          The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     (a) Portfolio valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

          At January 31, 2002, market quotations were not readily available for securities valued at $8,382,533. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations which may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification. During the current period, permanent differences, primarily due to net operating losses, resulted in increases in undistributed net investment income and accumulated net realized gain on investments and a corresponding decrease in additional paid-in capital. The reclassification had no effect on net assets.

          The Company has an unused capital loss carryforward of $2,261,586 available for income tax purposes, to be applied against future net security profits, if any, realized after January 31, 2002. If not applied, the carryover expires in fiscal year 2009.

          At January 31, 2002, the tax basis of the Company's investments for federal income tax purposes amounted to $12,684,285. The net unrealized depreciation amounted to $1,188,024, which is comprised of gross unrealized appreciation of $2,767,363 and aggregate gross unrealized depreciation of $3,955,387.

     (e) Cash Equivalents

          The Company treats all highly-liquid financial instruments that mature within three months as cash equivalents.


Note 2-- Investment Advisory Fee, Administration Fee and
         Related Party Transactions

          Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") serve as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee, at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested or committed to be invested in portfolio companies or private funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to portfolio companies or private funds.

          In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 10% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid.

          On December 20, 2001, the Board (including a majority of the directors that are not interested persons of the Company) approved an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A. Pursuant to the Sub-Advisory Agreement, U.S. Trust Company, N.A., serves as the investment sub-adviser to the Company and receives an investment management fee from the Managing Investment Adviser.

          U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. U.S. Trust is a Connecticut state bank and trust company. U.S. Trust Company, N.A. is a nationally chartered bank. Each is a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

          Beginning January 1, 2002, PFPC, Inc. ("PFPC") began providing administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. Also beginning January 1, 2002, PFPC Trust Company began providing custodian services to the Company pursuant to a Custodian Services Agreement. Beginning February 1, 2002, PFPC began providing transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, subject to a $14,000 base fee, payable monthly.

          The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments.

          Each director of the Company receives an annual fee of $9,000, plus a meeting fee of $1,500 for each meeting attended, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, director or employee of the Managing Investment Adviser, or U.S. Trust Corporation or its subsidiaries, who serves as an officer, director or employee of the Company receives any compensation from the Company.


Note 3 -- Purchases and Sales of Securities


          Excluding short-term investments, the Company's purchases and sales of securities for the three-month period ended January 31, 2002 were $0 and $423,680 respectively.


Note 4 -- Transactions with Affiliated Companies

          An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the three-month period ended January 31, 2002. There were no transactions with companies which are or were affiliates during the period.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Three-Month Period Ended January 31, 2002 as Compared to the Similar Period in 2001

          The Company's net asset value per common share was $284.37 at January 31, 2002, down $64.97 per share from the net asset value per common share of $349.34 at October 31, 2001. This decrease is principally the result of a return of capital distribution of $2,905,629 ($71.81 per share) paid to shareholders on January 7, 2002. The Company's net asset value per common share was $510.15 at January 31, 2001, down $267.57 per share from the net asset value per common share of $777.72 at October 31, 2000.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

          For the three-month periods ended January 31, 2002 and 2001, the Company had a net realized gain/(loss) on security transactions of ($2,550,001) and $89,693, respectively. For the three-month periods ended January 31, 2002 and 2001, the Company had a net change in unrealized appreciation/(depreciation) on investments of $2,888,257 and ($4,336,885), respectively. The change in unrealized depreciation was principally the result of a reclassification from unrealized depreciation to realized loss. The realized loss was the result of the conclusion of the bankruptcy proceeding related to AbTox, Inc.

Investment Income and Expenses
------------------------------

          For the three-month period ended January 31, 2002, the Company had interest income of $15,293 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $42,974, resulting in net investment loss of ($27,681) as compared to interest income of $83,958 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $94,478 resulting in net investment loss of $10,520 for the three-month period ended January 31, 2001. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments.

          United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the three-month periods ended January 31, 2002 and 2001, the Managing Investment Adviser earned $40,272 and $74,237 in management fees, respectively. In addition, for the three-month periods ended January 31, 2002 and 2001, the change in allowance for the management incentive fee was ($33,826) (an increase in accumulated management incentive fees) and $424,719 (a decrease in accumulated management incentive fees), respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $68,846 and $53,127, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets
----------

          At January 31, 2002, the Company's net assets were $11,506,595, a decrease of $2,628,880 from net assets of $14,135,475 at October 31, 2001. The Company's net assets at January 31, 2001 were $20,642,037, down $10,826,795 from net assets of $31,468,832 at October 31, 2000.

Liquidity and Capital Resources
-------------------------------

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

          The Company made no follow-on investments in the three-month period ended January 31, 2002.

          At January 31, 2002, the Company held $0 in cash and $11,496,261 in investments as compared to $16,232 in cash and $13,553,675 in investments at October 31, 2001. These changes from October 31, 2001 were primarily the result of a return of capital distribution of $2,905,629, or $71.81 per share, made to shareholders on January 7, 2002. As of January 31, 2002, the Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

          A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies. At January 31, 2002, these publicly traded equity securities were valued at $2,071,367. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, of approximately a $218,911 decrease in the value of these securities. At October 31, 2001, publicly traded equity securities were valued at $1,733,075 and there was exposure to equity price risk of approximately a $185,083 decrease in the value of those securities. The change during the period was the principally the result of appreciation in the price of shares of LogicVision, Inc. (NASDAQ: LGVN) and QuickLogic Corp. (NASDAQ: QUIK), each a publicly traded equity security.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On December 20, 2001, the Board (including a majority of the directors that are not interested persons of the Company) approved an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement") among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A. Pursuant to the Sub-Advisory Agreement, U.S. Trust Company, N.A., serves as the investment sub-adviser to the Company and receives an investment management fee from the Managing Investment Adviser.

         Beginning January 1, 2002, PFPC, Inc. ("PFPC") began providing administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. Also beginning January 1, 2002, PFPC Trust Company began providing custodian services to the Company pursuant to a Custodian Services Agreement. Beginning February 1, 2002, PFPC began providing transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, subject to a $14,000 base fee, payable monthly.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         (10.1) Form of Investment Sub-Advisory Agreement among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A.
         (10.2) Form of Administration and Accounting Services Agreement between the Company and PFPC Inc.
         (10.3) Form of Custodian Services Agreement between the Company and PFPC Trust Company.
         (10.4) Form of Transfer Agency Services Agreement between the Company and PFPC Inc.

(b)      Reports on Form 8-K.

         None.




                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:  March 14, 2002                   By:  /s/ David I. Fann
                                            -----------------------------------
                                             David I. Fann
                                             (Principal Executive Officer)



Date:  March 14, 2002                   By:  /s/ Brian F. Schmidt
                                            -----------------------------------
                                             Brian F. Schmidt
                                             (Principal Financial and
                                              Accounting Officer)