Form 10-Q
period 2002-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2002-06-14
CIK 930454

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   __________

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended  April 30, 2002
                               -------------------------------------------------

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _________________________ to ____________________

                        Commission file number 000-24856
                                               ---------------------

                     UST PRIVATE EQUITY INVESTORS FUND, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                                          13-3786385
------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)        (I.R.S. Employer Identification No.)

114 West 47th Street, New York, NY                                                10036-1532
------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                          (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ----------------------------
________________________________________________________________________________
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since last Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of June 1, 2002, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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


                 INDEX                                                                                  PAGE NO.
                 -----                                                                                  --------

        PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements.                                                                     1

                 Portfolio of Investments as of April 30, 2002.                                            1

                 Statement of Assets and Liabilities at April 30, 2002 and October 31, 2001.               3

                 Statement of Operations for the six-month periods ended April 30, 2002 and April
                 30, 2001.                                                                                 4

                 Statement of Changes in Net Assets for the six-month periods
                 ended April 30, 2002 and April 30, 2001.                                                  5

                 Statement of Cash Flows for the six-month periods ended April 30, 2002 and April
                 30, 2001.                                                                                 6

                 Financial Highlights at April 30, 2002 and October 31, 2001.                              7

                 Notes to Financial Statements.                                                            8

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                10
                 Operations.

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                               12

       PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.                                                                        12

        Item 2.  Changes in Securities and Use of Proceeds.                                                12

        Item 3.  Defaults Upon Senior Securities.                                                          12

        Item 4.  Submission of Matters to a Vote of Security Holders.                                      12

        Item 5.  Other Information.                                                                        12

        Item 6.  Exhibits and Reports on Form 8-K.                                                         13

SIGNATURES                                                                                                 14

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                         April 30, 2002
                                                ----------------------------

PORTFOLIO STRUCTURE
-------------------

 PRIVATE INVESTMENT FUNDS                       $4,921,260            58.59%


 PUBLICLY TRADED COMPANIES                       1,955,919            23.29%


 SHORT-TERM INVESTMENTS:

     U.S. GOVERNMENT OBLIGATIONS                 1,098,891            13.08%

     INVESTMENT COMPANIES                          205,822             2.45%
                                                ----------        ----------

 TOTAL INVESTMENTS                               8,181,892            97.41%
 OTHER ASSETS & LIABILITIES (NET)                  217,144             2.59%
                                                ----------        ----------

 NET ASSETS                                     $8,399,036           100.00%
                                                ==========        ==========

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                          April 30, 2002

   Principal                                                                    Acquisition            Value
 Amount/Shares                                                                    Date ##             (Note 1)
 -------------                                                                    -------             --------
U.S. GOVERNMENT AGENCY OBLIGATIONS - 13.08%
$ 1,100,000  US Treasury Bills 1.65%, 5/23/02                                                        $    1,098,891
                                                                                                     --------------
               Total - US Government Agency Obligations (Cost $1,098,891)                                 1,098,891
                                                                                                     --------------

PRIVATE INVESTMENT FUNDS #, @ -- 58.59%
             Allegra Capital Partners III, L.P.                                 03/96 to 04/00              461,111
             Brentwood Associates Buyout Fund II, L.P.                          01/96 to 04/00              327,485
             Bruckmann, Rosser, Sherrill & Co., L.P.                            12/95 to 04/00            1,652,542
             Morgenthaler Venture Partners IV, L.P.                             12/95 to 04/00              940,342
             Sevin Rosen Fund V, L.P.                                           04/96 to 04/00              788,517
             Vanguard V,  L.P.                                                  05/96 to 02/99              751,263
                                                                                                     --------------
                 Total - Private Investment Funds (Cost $7,402,350)                                       4,921,260
                                                                                                     --------------

PRIVATE COMPANIES #, @    -- 0.00%
  Common Preferred Stocks -- 0.00%
    Medical Devices - 0.00%
   515,464     **Cardiopulmonary Corp., Series D                                    11/96                        --
    35,294     **Cardiopulmonary Corp., Series F                                    07/98                        --
                                                                                                     --------------
                 Total - Private Companies (Cost $2,150,000)                                                     --
                                                                                                     --------------

PUBLIC COMPANIES # - 23.29%
  Common Stocks and Warrants - 23.29%
    Semiconductors - 23.29%

   202,418     LogicVision, Inc.                                                05/97 to 04/02            1,680,069
    55,170     QuickLogic Corporation                                               10/99                   275,850
                                                                                                     --------------
                 Total - Private Companies (Cost $1,933,481)                                              1,955,919
                                                                                                     --------------

INVESTMENT COMPANIES - 2.45%
   205,822     Dreyfus Government Cash Management Fund                                                      205,822
                                                                                                     --------------
               (Cost $205,822)

TOTAL INVESTMENTS (Cost $12,790,544*) - 97.41%                                                            8,181,892
OTHER ASSETS & LIABILITIES (NET) - 2.59%                                                                    217,144
                                                                                                     --------------

NET ASSETS -- 100.00%                                                                                $    8,399,036
                                                                                                     ===============

*  Aggregate cost for federal tax and book purposes.
** At April 30, 2002, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2002 was $0.
#  Non-income producing securities.
## Required disclosure for restricted securities only.
@ Restricted as to public resale. Acquired between December 1, 1995 and April 30, 2002. Total cost of restricted securities at April 30, 2002 aggregated $9,552,350. Total market value of restricted securities owned at April 30, 2002 was $4,921,260 or 58.59% of net assets.

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities
--------------------------------------------------------------------------------

                                                                 April 30, 2002       October 31, 2001
                                                              ------------------     -------------------
                                                                    (Unaudited)
ASSETS:

Investment Securities, at Cost                                $       12,790,544     $        17,629,956
                                                              ==================     ===================

Investment Securities, at Value                               $        8,181,892              13,553,675

Cash                                                                          --                  16,232
Receivables:
   Interest                                                                1,821                   2,363
   From Investment Adviser                                               339,415                 783,093
Prepaid Assets                                                             1,482                   4,854
                                                              ------------------     -------------------

      Total Assets                                                     8,524,610              14,360,217
                                                              ------------------     -------------------

LIABILITIES:

Administration and Shareholder Servicing Fees Payable                     14,189                  29,067
Directors' Fees Payable                                                   30,753                  67,000
Accrued Expenses and Other Payables                                       80,632                 128,675
                                                              ------------------     -------------------

      Total Liabilities                                                  125,574                 224,742
                                                              ------------------     -------------------

NET ASSETS                                                    $        8,399,036     $        14,135,475
                                                              ==================     ===================

NET ASSETS consist of:

Accumulated Undistributed Net Investment Income               $          635,297     $           694,997
Accumulated Net Realized (Loss) on Investments                        (5,512,858)             (2,966,218)
Net Unrealized (Depreciation) on Investments                          (4,608,652)             (4,076,281)
Par Value                                                                    405                     405
Paid in Capital                                                       18,002,731              20,908,360
Allowance for Management Incentive Fee                                  (117,887)               (425,788)
                                                              ------------------     -------------------

      Total Net Assets                                        $        8,399,036     $        14,135,475
                                                              ==================     ===================

Shares of Common Stock Outstanding                                        40,463                  40,463
                                                              ------------------     -------------------

NET ASSET VALUE PER SHARE                                     $           207.57     $            349.34
                                                              ==================     ===================

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------


                                                                  Six Months Ended
                                                                      April 30,
                                                                2002              2001
                                                          --------------     -------------
INVESTMENT INCOME:

Interest Income                                           $       24,830     $      97,986
                                                          --------------     -------------

      Total Income                                                24,830            97,986
                                                          --------------     -------------

EXPENSES:

Management Investment Advisory Fees                               61,986           130,823
Administrative Fees and Shareholder Servicing                     13,150            30,745
Fees
Custodial Fees                                                     8,083             3,489
Legal Fees                                                        49,589            40,071
Audit and Other Professional Service Fees                         15,175             8,973
Directors' Fees and Expenses                                      29,753            33,225
Shareholder Reports                                               10,217             8,227
Insurance Expense                                                  3,372             2,377
Miscellaneous Expense                                                744               595
                                                          --------------     -------------

      Total Expenses                                             192,069           258,525

Fees Waived and Expenses Reimbursed by Adviser                  (107,539)          (93,430)
                                                          --------------     -------------

    Net Expenses                                                  84,530           165,095
                                                          --------------     -------------

NET INVESTMENT (LOSS)                                            (59,700)          (67,109)
                                                          --------------     -------------

REALIZED AND UNREALIZED GAIN/
  (LOSS) ON INVESTMENTS:

Net Realized Gain/(Loss) on Security Transactions             (2,546,640)        1,109,737

Change in Unrealized/(Depreciation)
  on Investments                                                (532,371)       (9,323,646)
                                                          --------------     -------------

NET REALIZED AND UNREALIZED
  (LOSS) ON INVESTMENTS                                       (3,079,011)       (8,213,909)

Change in Management Incentive Fee                               307,901           821,393
                                                          --------------     -------------

NET (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                               $   (2,830,810)    $  (7,459,625)
                                                          ==============     =============

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets (Unaudited)
--------------------------------------------------------------------------------

                                                                  Six Months Ended
                                                                      April 30,
                                                             2002                 2001
                                                      -----------------     ------------------
OPERATIONS:

Net Investment (Loss)                                 $        (59,700)      $        (67,109)
Net Realized Gain/(Loss) on Investments                     (2,546,640)             1,109,737
Change in Unrealized (Depreciation) on Investments            (532,371)            (9,323,646)
Change in Allowance for Management
  Incentive Fee                                                307,901                821,393
                                                      ----------------      -----------------

Net (Decrease) in Net Assets
  Resulting From Operations                                 (2,830,810)            (7,459,625)

DISTRIBUTIONS TO SHAREHOLDERS FROM:

Net Realized (Loss) on Investments                                  --             (6,993,802)
Return of Capital                                           (2,905,629)                    --
                                                      ----------------      -----------------

NET (DECREASE) IN NET ASSETS                                (5,736,439)           (14,453,427)

NET ASSETS:

Beginning of Period                                         14,135,475             31,468,832
                                                      ----------------      -----------------

End of Period                                         $      8,399,036      $      17,015,405
                                                      ================      =================

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                Six Months Ended
                                                                    April 30,
                                                           2002                2001
                                                    -----------------    -----------------
CASH FLOWS FROM INVESTING
  AND OPERATING ACTIVITIES:

Proceeds from Sales of Investments                  $          3,361      $      1,781,624
Return of Capital from Private Investment Funds              579,773                    --
Net Decrease in Short Term Investments                     1,709,638             6,576,512
Investment Income                                            333,273                34,581
Decrease in Receivable from Investment Adviser               443,678                    --
Operating Expenses Paid                                     (180,326)           (1,385,154)
                                                    ----------------      ----------------

Net Cash Provided from Investing and
    Operating Activities                                   2,889,397             7,007,563
                                                    ----------------      ----------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

Distributions from:
Return of Capital                                         (2,905,629)
Realized (Loss) on Investment                                                           --
                                                                  --            (6,992,915)
                                                    ----------------      ----------------

Net Cash Used for Financing Activities                    (2,905,629)           (6,992,915)
                                                    ----------------      ----------------

Net Increase/(Decrease) in Cash                              (16,232)               14,648

CASH AT BEGINNING OF PERIOD                                   16,232                (4,062)
                                                    ----------------      ----------------

CASH AT END OF PERIOD                               $             --      $         10,586
                                                    ================      ================


                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Financial Highlights (Unaudited)

--------------------------------------------------------------------------------

Per Share Operating Performance: (1)

                                                            April 30, 2002                October 31, 2001
                                                         ----------------------         ----------------------
NET ASSET VALUE, BEGINNING OF PERIOD                              $     349.34                    $    777.72

INCOME FROM INVESTMENT OPERATIONS:
Net Investment (Loss)                                                    (1.47)                         (2.79)
Net Realized (Loss) and Unrealized (Loss) on
Investments                                                             (76.10)                       (280.83)
Change in Allowance for Management Incentive Fee                          7.61                          28.08
                                                         ----------------------         ----------------------

     Total from Investment Operations                                   (69.96)                       (255.54)
                                                         ----------------------         ----------------------

DISTRIBUTIONS:

In Excess of Net Realized Gain                                              --                        (172.84)
Return of Capital                                                       (71.81)                            --
                                                         ----------------------         ----------------------

     Total Distributions                                                (71.81)                       (172.84)
                                                         ----------------------         ----------------------

NET ASSET VALUE, END OF PERIOD                                    $     207.57                    $    349.34
                                                         ======================         ======================

TOTAL NET ASSET VALUE RETURN (3)                                        (20.03)%                       (42.98)%
                                                         ======================         ======================

Ratios and supplemental data:
Net Assets, End of Period (000's)                                 $      8,399                    $    14,135
Ratios to Average Net Assets (2)
   Gross Expenses                                                         3.39%                          2.72%
   Net Expenses                                                           1.49%                          1.28%
   Net Investment (Loss)                                                 (1.05)%                        (0.55)%
   Interest Expense Ratio                                                  N/A                            N/A
   Turnover (3)                                                           0.00%                          0.00%

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

          At April 30, 2002, market quotations were not readily available for securities valued at $4,921,260. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          At April 30, 2002, the tax basis of the Company's investments for federal income tax purposes amounted to $12,790,544. The net unrealized depreciation amounted to $4,608,652, which is comprised of gross unrealized appreciation of $924,677 and aggregate gross unrealized depreciation of $5,533,329.

     (e) Cash Equivalents

          The Company treats all highly-liquid financial instruments that mature within three months as cash equivalents.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

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

     On December 20, 2001, the Board (including a majority of the directors that are not interested persons of the Company) approved an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A. Pursuant to the Sub-Advisory Agreement, U.S. Trust Company, N.A. serves as the investment sub-adviser to the Company and receives an investment management fee from the Managing Investment Adviser.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments. This reimbursement amounted to $107,539 for the six months ended April 30, 2002.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the six-month period ended April 30, 2002 were $0 and $0 respectively.

     The Company received distributions from private investment funds in the amount of $579,773 for the six-month period ended April 30, 2002.

Note 4 -- Transactions with Affiliated Companies

      An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the six-month period ended April 30, 2002. There were no transactions with companies which are or were affiliates during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Six-Month Period Ended April 30, 2002 as Compared to the Similar Period in 2001

         The Company's net asset value per common share was $207.57 at April 30, 2002, down $141.77 per share from the net asset value per common share of $349.34 at October 31, 2001. This decrease is principally the result of: (1) a return of capital distribution of $2,905,629 ($71.81 per share) paid to shareholders on January 7, 2002, and (2) declines in the valuations of private investment funds held by the Company. The Company's net asset value per common share was $420.52 at April 30, 2001, down $357.20 per share from the net asset value per common share of $777.72 at October 31, 2000.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

     For the six-month periods ended April 30, 2002 and 2001, the Company had a net realized gain/(loss) on security transactions of ($2,546,640) and $1,109,737, respectively. For the six-month periods ended April 30, 2002 and 2001, the Company had a net change in unrealized depreciation on investments of ($532,371) and ($9,323,646), respectively. The change in unrealized depreciation was principally the result of a reclassification from unrealized depreciation to realized loss, offset by declines in the valuations of private investment funds held by the Company. The realized loss was the result of the conclusion of the bankruptcy proceeding related to AbTox, Inc.

Investment Income and Expenses
------------------------------

     For the six-month period ended April 30, 2002, the Company had interest income of $24,830 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $84,530, resulting in net investment loss of $59,700 as compared to interest income of $97,986 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $165,095 resulting in net investment loss of $67,109 for the six-month period ended April 30, 2001. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments. Net expenses declined as a result of the reduction in management advisory fees period over period.

     United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the six-month periods ended April 30, 2002 and 2001, the Managing Investment Adviser earned $61,986 and $130,823 in management advisory fees, respectively. In addition, for the six-month periods ended April 30, 2002 and 2001, the change in allowance for the management incentive fee was $307,901 and $821,393, respectively (both decreases in accumulated management incentive fees). For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $107,539 and $93,430, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets
----------

     At April 30, 2002, the Company's net assets were $8,399,036, a decrease of $5,736,439 from net assets of $14,135,475 at October 31, 2001, resulting primarily from a return of capital distribution of $2,905,629 paid to shareholders on January 7, 2002 and an increase in unrealized depreciation during the six-month period. The Company's net assets at April 30, 2001 were $17,015,405.

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

     The Company made no follow-on investments in the six-month period ended April 30, 2002.

     At April 30, 2002, the Company held $0 in cash and $8,181,892 in investments as compared to $16,232 in cash and $13,553,675 in investments at October 31, 2001. These changes from October 31, 2001 were primarily the result of a return of capital distribution of $2,905,629, or $71.81 per share, made to shareholders on January 7, 2002 as well as an increase in unrealized depreciation. As of January 31, 2002, the Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 60.1% of the investment portfolio, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies. At April 30, 2002, these publicly traded equity securities were valued at $1,955,919, representing 23.9% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, of approximately a $195,592 decrease in the value of these securities. At October 31, 2001, publicly traded equity securities were valued at $1,733,075 and there was exposure to equity price risk of approximately a $185,083 decrease in the value of those securities. The increase in market value, and therefore, the potential loss in fair value, during the period was principally the result of the removal of a discount previously applied to the price of shares of LogicVision, Inc. (NASDAQ: LGVN) and appreciation in the price of shares of QuickLogic Corp. (NASDAQ: QUIK), each a publicly traded equity security.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 22, 2002 (the "Meeting"). Of the 40,463 shares outstanding as of January 25, 2002, the record date for the Meeting, 22,642 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

     1. Election of Directors:         For      Withheld
                                       ---      --------

        John C. Hover II             22,211       431
        Gene M. Bernstein            22,261       381
        Stephen V. Murphy            22,261       381
        Victor F. Imbimbo, Jr        22,261       381

Item 5.  Other Information.

        None.
                                       12

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:  June 14, 2002                 By: /s/ David I. Fann
                                         ------------------------------------
                                         David I. Fann
                                         (Principal Executive Officer)



Date:  June 14, 2002                 By: /s/ Brian F. Schmidt
                                         ------------------------------------
                                         Brian F. Schmidt
                                         (Principal Financial and Accounting
                                         Officer)