Form 10-Q
period 2002-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2002-09-13
CIK 930454

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended  July 31, 2002
                               -------------------------------------------------

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to _________________________

                        Commission file number 000-24856
                                               ---------------------

                     UST PRIVATE EQUITY INVESTORS FUND, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                                       13-3786385
--------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification No.)

114 West 47th Street, New York, NY                                             10036-1532
--------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                       (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ----------------------------

--------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                    Report.

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

       As of September 1, 2002, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

              INDEX                                                                                  PAGE NO.
              -----                                                                                  --------
    PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements.                                                                     1

              Portfolio of Investments as of July 31, 2002.                                             1

              Statement of Assets and Liabilities at July 31, 2002 and October 31, 2001.                3

              Statement of Operations for the nine-month periods ended July 31, 2002 and July
              31, 2001.                                                                                 4

              Statement of Changes in Net Assets for the nine-month periods ended July 31, 2002
              and July 31, 2001.                                                                        5

              Statement of Cash Flows for the nine-month periods ended July 31, 2002 and July
              31, 2001.                                                                                 6

              Financial Highlights at July 31, 2002 and October 31, 2001.                               7

              Notes to Financial Statements.                                                            8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                11
              Operations.

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                               12

    PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.                                                                        12

     Item 2.  Changes in Securities and Use of Proceeds.                                                12

     Item 3.  Defaults Upon Senior Securities.                                                          12

     Item 4.  Submission of Matters to a Vote of Security Holders.                                      12

     Item 5.  Other Information.                                                                        12

     Item 6.  Exhibits and Reports on Form 8-K.                                                         13

SIGNATURES                                                                                              14

CERTIFICATIONS                                                                                          14


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                     July 31, 2002
                                                        ----------------------------------------
PORTFOLIO STRUCTURE
-------------------

    PRIVATE INVESTMENT FUNDS                          $         4,719,519                66.34%

    PUBLICLY TRADED COMPANIES                                     779,956                10.97%

    SHORT-TERM INVESTMENTS:

         U.S. GOVERNMENT OBLIGATIONS                            1,099,277                15.45%

         INVESTMENT COMPANIES                                     210,763                 2.96%
                                                        ------------------    ------------------

    TOTAL INVESTMENTS                                           6,809,515                95.72%
    OTHER ASSETS & LIABILITIES (NET)                              304,215                 4.28%
                                                        ------------------    ------------------

    NET ASSETS                                        $         7,113,730               100.00%
                                                        ==================    ==================


                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       July 31, 2002

  Principal                                                                                  Acquisition              Value
Amount/Shares                                                                                   Date ##              (Note 1)
-------------                                                                                   -------              --------
U.S. GOVERNMENT OBLIGATIONS-15.45%
$ 1,100,000     US Treasury Bills 1.69%, 8/15/02                                                                  $     1,099,277
                                                                                                                  ---------------
                  Total-US Government Obligations (Cost $1,099,277)                                                     1,099,277
                                                                                                                  ---------------

PRIVATE INVESTMENT FUNDS #, @ - 66.34%
                Allegra Capital Partners III, LP                                            03/96 to 04/00                307,056
                Brentwood Associates Buyout Fund II, LP                                     01/96 to 04/00                328,753
                Bruckmann, Rosser, Sherrill & Co., LP                                       12/95 to 04/00              1,652,542
                Morgenthaler Venture Partners IV, LP                                        12/95 to 04/00                947,570
                Sevin Rosen Fund V, LP                                                      04/96 to 04/00                743,072
                Vanguard V, LP                                                              05/96 to 02/99                740,526
                                                                                                                  ---------------
                  Total-Private Investment Funds (Cost $7,402,350)                                                      4,719,519
                                                                                                                  ---------------

PRIVATE COMPANIES #, @ - 0.00%
     Common Preferred Stocks-0.00%
         Medical Devices-0.00%
    515,464     **Cardiopulmonary Corp., Series D                                               11/96                          --
     35,294     **Cardiopulmonary Corp., Series F                                               07/98                          --
                                                                                                                  ---------------
                  Total-Private Companies (Cost $2,150,000)                                                                    --
                                                                                                                  ---------------

PUBLIC COMPANIES #-10.97%
     Common Stocks and Warrants-10.97%
         Semiconductors-10.97%

    202,418     LogicVision, Inc.                                                           05/97 to 04/02                637,617
     55,170     QuickLogic Corporation                                                          10/99                     142,339
                                                                                                                  ---------------
                  Total-Private Companies (Cost $1,933,482)                                                               779,956
                                                                                                                  ---------------

INVESTMENT COMPANIES-2.96%
    210,763     Dreyfus Government Cash Management Fund                                                                   210,763
                                                                                                                  ---------------
                (Cost $210,763)

TOTAL INVESTMENTS (Cost $12,795,872*)-95.72%                                                                            6,809,515
OTHER ASSETS & LIABILITIES (NET)-4.28%                                                                                    304,215
                                                                                                                  ---------------

NET ASSETS - 100.00%                                                                                              $     7,113,730
                                                                                                                  ===============

*  Aggregate cost for federal tax and book purposes.
** At July 31, 2002, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at July 31, 2002 was $0.
#  Non-income producing securities.
## Required disclosure for restricted securities only.
@ Restricted as to public resale. Acquired between December 1, 1995 and April 30, 2000. Total cost of restricted securities at July 31, 2002 aggregated $9,552,350. Total market value of restricted securities owned at July 31, 2002 was $4,719,519 or 66.34% of net assets.

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities
--------------------------------------------------------------------------------

                                                                   July 31, 2002         October 31, 2001
                                                                  ---------------       ------------------
                                                                    (Unaudited)
ASSETS:

Investment Securities, at Cost                                    $     12,795,872      $       17,629,956
                                                                  ================      ==================

Investment Securities, at Value                                   $      6,809,515      $       13,553,675

Cash                                                                            --                  16,232
Receivables:
   Interest                                                                    325                   2,363
   From Investment Adviser                                                 481,467                 783,093
Prepaid Assets                                                                 128                   4,854
                                                                  ----------------      ------------------

      Total Assets                                                       7,291,435              14,360,217
                                                                  ----------------      ------------------

LIABILITIES:

Administration and Shareholder Servicing Fees Payable                       21,140                  29,067
Directors' Fees Payable                                                     45,876                  67,000
Accrued Expenses and Other Payables                                        110,689                 128,675
                                                                  ----------------      ------------------

      Total Liabilities                                                    177,705                 224,742
                                                                  ----------------      ------------------

NET ASSETS                                                        $      7,113,730      $       14,135,475
                                                                  ================      ==================

NET ASSETS consist of:

Undistributed Net Investment Income                               $        609,809      $          694,997
Accumulated Net Realized Loss on Investments                            (5,512,858)             (2,966,218)
Net Unrealized Depreciation on Investments                              (5,986,357)             (4,076,281)
Par Value                                                                      405                     405
Paid in Capital                                                         18,002,731              20,908,360
Allowance for Management Incentive Fee                                          --                (425,788)
                                                                  ----------------      ------------------

      Total Net Assets                                            $      7,113,730      $       14,135,475
                                                                  ================      ==================

Shares of Common Stock Outstanding                                          40,463                  40,463
                                                                  ----------------      ------------------

NET ASSET VALUE PER SHARE                                         $         175.81      $           349.34
                                                                  ================      ==================

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                       Nine Months Ended
                                                                            July 31,
                                                                  2002                   2001
                                                            ----------------      ------------------
INVESTMENT INCOME:

Interest Income                                             $         30,858      $          516,428
                                                            ----------------      ------------------

      Total Income                                                    30,858                 516,428
                                                            ----------------      ------------------

EXPENSES:

Management Investment Advisory Fees                                   91,537                 185,644
Administrative Fees and Shareholder Servicing Fees                    17,559                  51,872
Custodial Fees                                                        12,192                   5,148
Legal Fees                                                            74,794                  60,296
Audit and Other Professional Service Fees                             22,888                  11,889
Directors' Fees and Expenses                                          44,876                  60,612
Shareholder Reports                                                   15,409                  14,463
Insurance Expense                                                      5,086                   5,317
Miscellaneous Expense                                                  1,122                     898
                                                            ----------------      ------------------

      Total Expenses                                                 285,463                 396,139

Fees Waived and Expenses Reimbursed by Adviser                      (169,417)               (161,885)
                                                            ----------------      ------------------

      Net Expenses                                                   116,046                 234,254
                                                            ----------------      ------------------

NET INVESTMENT INCOME /(LOSS)                                        (85,188)                282,174
                                                            ----------------      ------------------

REALIZED AND UNREALIZED GAIN/
  (LOSS) ON INVESTMENTS:

Net Realized Loss on Security Transactions                        (2,546,640)             (2,409,308)

Change in Unrealized/Depreciation
  on Investments                                                  (1,910,076)             (7,279,752)
                                                            ----------------      ------------------

NET REALIZED AND UNREALIZED
  LOSS ON INVESTMENTS                                             (4,456,716)             (9,689,060)

Change in Management Incentive Fee                                   425,788                 968,996
                                                            ----------------      ------------------

NET DECREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                 $     (4,116,116)     $       (8,437,890)
                                                            ================      ==================

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets (Unaudited)
--------------------------------------------------------------------------------

                                                                           Nine Months Ended
                                                                               July 31,
                                                                 2002                            2001
                                                         --------------------            --------------------
OPERATIONS:

Net Investment Income/(Loss)                             $            (85,188)           $            282,174
Net Realized Loss on Investments                                   (2,546,640)                     (2,409,308)
Change in Unrealized Depreciation on Investments                   (1,910,076)                     (7,279,752)
Change in Allowance for Management
  Incentive Fee                                                       425,788                         968,996
                                                         --------------------            --------------------

Net Decrease in Net Assets
  Resulting From Operations                                        (4,116,116)                     (8,437,890)

DISTRIBUTIONS TO SHAREHOLDERS FROM:

Net Realized Gain on Investments                                           --                      (6,993,802)
Return of Capital                                                  (2,905,629)                             --
                                                         --------------------            --------------------

NET DECREASE IN NET ASSETS                                         (7,021,745)                    (15,431,692)

NET ASSETS:

Beginning of Period                                                14,135,475                      31,468,832
                                                         --------------------            --------------------

End of Period                                            $          7,113,730            $         16,037,140
                                                         ====================            ====================

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                           Nine Months Ended
                                                                               July 31,
                                                                 2002                            2001
                                                         ---------------------           --------------------
CASH FLOWS FROM INVESTING
  AND OPERATING ACTIVITIES:

Proceeds from Sales of Investments                       $               3,361           $          2,694,867
Return of Capital from Private Investment Funds                        579,773                             --
Net Decrease in Short Term Investments                               1,704,311                      5,519,246
Investment Income Received                                             458,684                        436,769
Decrease in Receivable from Investment Adviser                         301,626                             --
Operating Expenses Paid                                               (158,358)                    (1,641,471)
                                                         ---------------------           --------------------

Net Cash Provided from Investing and
    Operating Activities                                             2,889,397                      7,009,411
                                                         ---------------------           --------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

Distributions from:
Return of Capital                                                   (2,905,629)                            --
Realized Loss on Investment                                                 --                     (6,992,915)
                                                         ---------------------           --------------------

Net Cash Used for Financing Activities                              (2,905,629)                    (6,992,915)
                                                         ---------------------           --------------------

Net Increase/(Decrease) in Cash                                        (16,232)                        16,496

CASH AT BEGINNING OF PERIOD                                             16,232                             --
                                                         ---------------------           --------------------

CASH AT END OF PERIOD                                    $                  --           $             16,496
                                                         =====================           ====================

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Financial Highlights (Unaudited)
--------------------------------------------------------------------------------

Per Share Operating Performance:  (1)

                                                              July 31, 2002           October 31, 2001
                                                         ----------------------   ----------------------
NET ASSET VALUE, BEGINNING OF PERIOD                     $              349.34    $              777.72

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                                      (2.10)                   (2.79)
Net Realized and Unrealized Loss on Investments                        (110.14)                 (280.83)
Change in Allowance for Management Incentive Fee                         10.52                    28.08
                                                         ---------------------    ---------------------

   Total from Investment Operations                                    (101.72)                 (255.54)
                                                         ---------------------    ---------------------


DISTRIBUTIONS:

In Excess of Net Realized Gain                                              --                  (172.84)
Return of Capital                                                       (71.81)                      --
                                                         ---------------------    ---------------------

   Total Distributions                                                  (71.81)                 (172.84)
                                                         ---------------------    ---------------------

NET ASSET VALUE, END OF PERIOD                           $              175.81    $              349.34
                                                         =====================    =====================

TOTAL NET ASSET VALUE RETURN (3)                                        (29.12)%                 (42.98)%
                                                         =====================    =====================


Ratios and supplemental data:
Net Assets, End of Period (000's)                        $               7,114    $              14,135
Ratios to Average Net Assets (2)
   Gross Expenses                                                         3.70%                    2.72%
   Net Expenses                                                           1.50%                    1.28%
   Net Investment (Loss)                                                 (1.10)%                  (0.55)%
   Interest Expense Ratio                                                  N/A                      N/A
Portfolio Turnover (3)                                                    0.00%                    0.00%

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

     (a) Portfolio valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

          At July 31, 2002, market quotations were not readily available for securities valued at $4,719,519. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          At July 31, 2002, the tax basis of the Company's investments for federal income tax purposes amounted to $12,795,872. The net unrealized depreciation amounted to $5,986,357, which is comprised of gross unrealized appreciation of $801,335 and aggregate gross unrealized depreciation of $6,787,692.

     (e) Cash Equivalents

          The Company treats all highly-liquid financial instruments that mature within three months as cash equivalents.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") serve as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested or committed to be invested in portfolio companies or private funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to portfolio companies or private funds.

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

     Beginning January 1, 2002, PFPC, Inc. ("PFPC") began providing administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. Also beginning January 1, 2002, PFPC Trust Company began providing custodian services to the Company pursuant to a Custodian Services Agreement. Beginning February 1, 2002, PFPC began providing transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, subject to a base fee, payable monthly.

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments. This reimbursement amounted to $169,417 for the nine-months ended July 31, 2002.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the nine-month period ended July 31, 2002 were $0 and $0 respectively. Excluding short-term investments, the Company's purchases and sales of securities for the nine-month period ended July 31, 2001 were $0 and $1,575,414 respectively.

     The Company received distributions from private investment funds in the amount of $579,773 for the nine-month period ended July 31, 2002.

Note 4 -- Transactions with Affiliated Companies

      An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the nine-month period ended July 31, 2002. There were no transactions with companies which are or were affiliates during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine-month Period Ended July 31, 2002 as Compared to the Similar Period in 2001

     The Company's net asset value per common share was $175.81 at July 31, 2002, down $173.53 per share from the net asset value per common share of $349.34 at October 31, 2001. This decrease is principally the result of: (1) a return of capital distribution of $2,905,629 ($71.81 per share) paid to shareholders on January 7, 2002, and (2) declines in the valuations of private investment funds and public company investments held by the Company. The Company's net asset value per common share was $396.34 at July 31, 2001, down $381.38 per share from the net asset value per common share of $777.72 at October 31, 2000.

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the nine-month periods ended July 31, 2002 and 2001, the Company had a net realized loss on security transactions of ($2,546,640) and ($2,409,308), respectively. For the nine-month periods ended July 31, 2002 and 2001, the Company had a net change in unrealized depreciation on investments of ($1,910,076) and ($7,279,752), respectively. The realized loss for the period ended July 31, 2002 was principally the result of the write-off of $2,550,000 on AbTox, Inc., previously held at an unrealized loss, after the conclusion of the company's bankruptcy proceeding. The net change in unrealized depreciation for the period was due to declines in the valuations of private investment funds and public company investments held by the Company of $4,460,043.

Investment Income and Expenses

     For the nine-month period ended July 31, 2002, the Company had interest income of $30,858 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below), of $116,046, resulting in net investment loss of $85,188 as compared to interest income of $516,428 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $234,254 resulting in net investment income of $282,174 for the nine-month period ended July 31, 2001. A portion of interest income for the July 31, 2001 period was subsequently reclassified in the quarter ended October 31, 2001. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments as well as a decline in short-term interest rates. Net expenses declined as a result of the reduction in management advisory fees period over period.

     United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the nine-month periods ended July 31, 2002 and 2001, the Managing Investment Adviser earned $91,537 and $185,644 in management advisory fees, respectively. In addition, for the nine-month periods ended July 31, 2002 and 2001, the change in allowance for the management incentive fee was $425,788 and $968,996, respectively (both decreases in accumulated management incentive fees), which resulted in a payable by the Adviser to the Company of $425,788 at July 31, 2002. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $169,417 and $161,885, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets

     At July 31, 2002, the Company's net assets were $7,113,730, a decrease of $7,021,745 from net assets of $14,135,475 at October 31, 2001, resulting primarily from a return of capital distribution of $2,905,629 paid to shareholders on January 7, 2002 and an increase in unrealized depreciation during the nine-month period. The Company's net assets at July 31, 2001 were $16,037,140.

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

      The Company made no follow-on investments in the nine-month period ended July 31, 2002.

      At July 31, 2002, the Company held $0 in cash and $6,809,515 in investments as compared to $16,232 in cash and $13,553,675 in investments at October 31, 2001. These changes from October 31, 2001 were primarily the result of a return of capital distribution of $2,905,629, or $71.81 per share, made to shareholders on January 7, 2002 as well as an increase in unrealized depreciation. As of January 31, 2002, the Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

      A majority of the Company's investment portfolio consists of equity securities in private companies and private investment funds, representing 66.34% of the investment portfolio, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies. At July 31, 2002, these publicly traded equity securities were valued at $779,956, representing 10.97% of the investment portfolio. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $77,996. At October 31, 2001, publicly traded equity securities were valued at $1,733,075 and there was exposure due to equity price risk of $185,083 due to a hypothetical 10% decrease in the market prices of these securities. The decrease in market value during the period ended July 31, 2002 was principally the result of depreciation in the price of shares of LogicVision, Inc. (NASDAQ: LGVN) and QuickLogic Corp. (NASDAQ: QUIK), each a publicly traded equity security.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UST PRIVATE EQUITY INVESTORS FUND, INC.


Date:  September 13, 2002               By: /s/ David I. Fann
                                           -------------------------------------
                                            David I. Fann
                                            Co-Chief Executive Officer


Date:  September 13, 2002               By: /s/ Douglas A. Lindgren
                                           -------------------------------------
                                            Douglas A. Lindgren
                                            Co-Chief Executive Officer


Date:  September 13, 2002               By: /s/ Brian F. Schmidt
                                           -------------------------------------
                                            Brian F. Schmidt
                                            Chief Financial Officer
                                            (Principal Financial Officer)


                                 CERTIFICATIONS

I, David I. Fann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UST Private Equity Investors Fund, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                                    /s/ David I. Fann
                                             -----------------------------------
                                             Name:  David I. Fann
                                             Title:  Co-Chief Executive Officer

I, Douglas A. Lindgren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UST Private Equity Investors Fund, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                                  /s/ Douglas A. Lindgren
                                             -----------------------------------
                                             Name:  Douglas A. Lindgren
                                             Title:  Co-Chief Executive Officer


I, Brian F. Schmidt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of UST Private Equity Investors Fund, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                                  /s/ Brian F. Schmidt
                                             -----------------------------------
                                             Name:  Brian F. Schmidt
                                             Title: Chief Financial Officer
                                             (Principal Financial Officer)