Form 10-K
period 2002-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2003-01-29
CIK 930454

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2002

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

As of December 31, 2002 there were 40,463 shares outstanding of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 21, 2003 are incorporated by reference into
Part III (Items 10, 11 and 12) to this Form 10-K.

                                TABLE OF CONTENTS

                                                                                                      Form 10-K
Item No.                                                                                             Report Page
 --------                                                                                            -----------
                                                  PART I

     1.   Business                                                                                         1
     2.   Properties                                                                                       4
     3.   Legal Proceedings                                                                                4
     4.   Submission of Matters to a Vote of Security Holders                                              4

                                                  PART II

     5.   Market for Registrant's Common Equity and Related Stockholder Matters                            4
     6.   Selected Financial Data                                                                          4
     7.   Management's Discussion and Analysis of Financial Condition and Results of Operations            5
     7A.  Quantitative and Qualitative Disclosures About Market Risk                                       7
     8.   Financial Statements and Supplementary Data                                                      7
     9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            18

                                                 PART III

     10.  Directors and Executive Officers of the Registrant                                              18
     11.  Executive Compensation                                                                          18
     12.  Security Ownership of Certain Beneficial Owners and Management                                  18
     13.  Certain Relationships and Related Transactions                                                  18
     14.  Controls and Procedures                                                                         18

                                                  PART IV

     15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                19

--------------------------------------------------------------------------------
                     FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

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

         United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust-New York Fund Advisers Division, U.S. Trust Company, acting through its registered investment advisory division, U.S. Trust-Connecticut Fund Advisers Division, and U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust-California Fund Advisers Division (each an "Investment Adviser" and together, the "Managing Investment Adviser" or "U.S. Trust") provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 and an investment sub-advisory agreement dated December 21, 2001 (the "Management Agreement"). Each Investment Adviser is a subsidiary of U.S. Trust Corporation. On May 31, 2000, U.S. Trust Corporation became an indirect wholly owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

         Pursuant to a Registration Statement on Form N-2 (File No. 33-84290) which was declared effective on December 16, 1994, the Company publicly offered up to 50,000 shares of common stock at $1,000 per share. The Company held its initial and final closings on each of July 31, 1995 and October 31, 1995 representing over $28.0 million and $12.4 million, respectively. The Company sold a total of 40,463 shares in the public offering for gross proceeds totaling $40,463,000 (including one share purchased for $1,000 as of September 19, 1994 by David I. Fann, the Company's President and Co-Chief Executive Officer). Shares of the Company were made available through U.S. Trust Company of California, N.A. (the "Selling Agent") to clients of U.S. Trust and its affiliates who met the Company's investor suitability standards.

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

Portfolio Investments

      The Company's portfolio now consists of only the six private fund investments, which are also in their harvest stage. During fiscal 2002, the Company distributed a total of $110.64 per share to investors, bringing the total amount distributed to investors to date up to 90% of their original investment. The Company will continue to make distributions to its shareholders as liquidity events are generated from the remaining private fund investments.

      The following is a summary of the Company's investment portfolio over its life.

Investments Held- Third-Party Investment Funds

     o Allegra Capital Partners III, L.P. ("Allegra") is a later-stage fund based in New York City. Allegra invests primarily in companies in the telecommunications, software and service industries with Internet-driven strategies. Allegra has drawn all of the Fund's $2 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $3.5 million.

     o Brentwood Associates Buyout Fund II, L.P. ("Brentwood") is a buyout and consolidation fund based in Westwood, CA. Brentwood's strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood has drawn all of the Fund's $2 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $1.6 million.

     o Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") is a leveraged buyout fund based in New York City. BRS has drawn all of the Fund's $2 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $2.7 million.

     o Morgenthaler Venture Partners IV, L.P. ("Morgenthaler") is primarily an early stage venture capital fund, investing largely in information technology and healthcare companies, but also investing in buyouts of basic businesses. Morgenthaler has drawn all of the Fund's $2 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $4.1 million.

     o Sevin Rosen Fund V, L.P. ("Sevin Rosen") invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as companies with Internet-enabled business models. Sevin Rosen has drawn all of the Fund's $2 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $2.3 million.

     o Vanguard V, L.P. ("Vanguard") is an early-stage fund investing in information technology and healthcare. Vanguard has drawn all of the Fund's $2 million commitment. At October 31, 2002, the total value (fair market value plus distributions) of this investment was $5.3 million.

Investments Sold

     o Accrue Software, Inc. (NASDAQ: ACRU), Cupertino, CA a provider of customer relationship management software, acquired NeoVista Software for $140 million of Accrue stock. The Fund had invested $894,132 in NeoVista. As of October 31, 2001, the Fund has liquidated all of its shares of Accrue. The Fund realized a return of 1.3x its original investment in NeoVista.

     o Best Friends Pet Care, Inc., Norwalk, CT, is the largest operator of pet kennels in the United States. The company's facilities offer a wide range of pet services, including boarding, grooming and training. In June 2001, Best Friends was sold to Brynwood Partners IV L.P. The Fund realized net proceeds of $.4 million and realized a loss of $3.1 million.

     o CommSite International, Inc., Vienna, VA, is a provider of wireless towers and construction services. On o May 13, 1999, American Tower Corporation (NYSE: AMT) acquired CommSite. The Fund realized its investment cost of $2.7 million from this transaction.

     o Corsair Communications, Inc. (NASDAQ: CAIR), Palo Alto, CA, is a wireless communication infrastructure company providing prepaid cellular handset and fraud detection equipment and software. Corsair completed its initial public offering in July 1997. The Fund sold all of its shares in the company and realized a return of 1.55x on its $3.3 million investment.

     o LogicVision, Inc. (NASDAQ: LGVN), San Jose, CA, is a developer of built-in self-testing technologies used in semiconductor design, testing and manufacture. As semiconductors become more complex, the need to adopt new testing technology becomes critical. LogicVision completed its initial public offering in October 2001. The Fund received proceeds of $.5 million in the sale of LogicVision common stock in 2002 and realized a loss of $1.0 million.

     o QuickLogic Corporation (NASDAQ: QUIK), Sunnyvale, CA, designs, manufactures and markets high-capacity programmable logic semiconductors, known as field programmable gate arrays, along with comprehensive design software. The company's products shorten the design cycle for electronic systems, accelerating time-to-market. QuickLogic completed its initial public offering in October 1999. As of October 31, 2002, the Fund has sold all of its shares of QuickLogic for $8.2 million at 2.7x the cost to the Fund.

     o Rental Services Corporation (NYSE: RSV), Scottsdale, AZ, is a consolidator of heavy equipment rental businesses. The Fund invested $1 million in January 1996. In September 1996, Rental Services Corp. completed its initial public offering. The Fund sold all of its shares in the company for over $3 million and realized a return of 3.1x on its investment.

     o Signius Corporation (formerly known as ProCommunications, Corp.), Somerset, NJ, provides telemessaging o services for small and medium sized businesses. In March 2000, Signius was sold for a nominal amount and the Fund realized a $3.4 million loss.

Investments Written Off

     o AbTox, Inc., Mundelein, IL, manufactured gas plasma sterilizers. The company filed for bankruptcy due to operating problems arising from regulatory issues related to one of its products. The Fund received $250,000 as part of the settlement of claims with the bankruptcy trustee in 2001. Earlier this year, the Fund received a nominal distribution pursuant to AbTox's liquidating plan and realized a $2.5 million loss.

     o Cardiopulmonary Corporation, Milford, CT, is a manufacturer of a smart ventilator, used in the acute and o sub-acute hospital market, that adapts to patient's changing breathing patterns. The Fund's $2.2 million investment has been written off as a result of the recapitalization of the company.

     o P2 Holdings Corporation (formerly known as Plynetic Express), San Leandro, CA, was a provider of rapid o prototyping and rapid tooling services. The company filed for bankruptcy in 1998 and the Fund received no recovery of its $2.8 million investment.

     o Party Stores Holdings, Inc., Melville, NY, operated the Party Experience, Paperama, and Paper Cutter retail stores and filed for bankruptcy in 1998 and the Fund received no recovery of its $2.1 million investment.

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

Employees

         At October 31, 2002, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2. PROPERTIES.

         The Company does not own or lease any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

         AbTox, Inc. filed for bankruptcy due to operating problems arising from regulatory issues related to one of its products. The Company, alongside several other institutional investors, filed a complaint in New York State Supreme Court against the investment banks involved in the private placement, in or around March 1999, alleging fraud and deceit, fraudulent inducement and negligent misrepresentation. On August 10, 1999, the court dismissed the complaint. On August 31, 2000, the Company, along with other institutional investors, filed a notice to appeal the court's order. On August 6, 2001, the Company and several other investors were named in an adversary proceeding brought by the company's bankruptcy trustee seeking the return of monies paid to the Company pursuant to certain senior notes in the principal amount of $301,500 issued by Abtox. The Company received $250,000 as part of the settlement of claims on September 10, 2001 with the bankruptcy trustee. On November 15, 2001, the Appellate Division of New York State Supreme Court affirmed the dismissal. The Company received a final distribution of $3,360 on February 13, 2002 and ultimately incurred a realized loss of $2,546,640 on its $2,800,000 investment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company has 50,000 authorized shares. As of December 31, 2002, 40,463 shares were issued and outstanding. There is no established public trading market for the Company's shares.

Dividends

         Fiscal Year Ended October 31, 2002. On January 7, 2002, the Company paid a dividend of $71.81 per share of return of capital. On October 31, 2002, the Company paid a dividend of $38.83 per share, comprised of $34.06 per share of return of capital and $4.77 per share of ordinary income.

         Fiscal Year Ended October 31, 2001. On December 22, 2000, the Company paid a dividend of $172.84 per share in excess of net realized capital gain.

         For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

         The information provided under Item 8 is incorporated herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         At October 31, 2002, the Company held $0 in cash and $3,669,007 in investments as compared to $16,232 in cash and $13,553,675 in investments at October 31, 2001. At October 31, 2002, investments included $3,256,533 in private investment funds and $412,474 in short-term securities, consisting of U.S. Treasury bills and an investment in the Dreyfus Government Cash Fund. As of October 31, 2002, the Company had committed $12,000,000 to private investment funds and has no remaining outstanding commitments. During the fiscal year, the Company received proceeds of $651,362, net of commissions, from the sale of its remaining 2 public stock positions, LogicVision, Inc. and QuickLogic Corporation. The Company also received $622,210 in distributions from its private fund investments during fiscal 2002. The Company paid a total of $4,476,807 in dividends or $110.64 per share to its shareholders during fiscal 2002.

Results of Operations

Investment Income and Expenses

         For the fiscal year ended October 31, 2002, the Company had investment income of $37,850 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $135,433, resulting in a net investment loss of ($97,583). For the fiscal year ended October 31, 2001, the Company had investment income of $148,317 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $261,411, resulting in a net investment loss of ($113,094). For the fiscal year ended October 31, 2000, the Company had investment income of $510,857 and net operating expenses, net of expenses, reimbursed by the Managing Investment Adviser, of $560,821, resulting in a net investment loss of ($49,964). The decrease in the Company's net investment income is attributable to a reduced level of interest-bearing assets, as well as an overall decrease in short-term interest rates over the period. The combination of these factors had a negative effect on the amount of interest income generated by these assets. The decrease in net operating expenses is primarily attributable to the lower managing investment advisory fees paid as a result of declining net assets over time. While there has been a trend of lower expenses paid by the Company, income has also declined and therefore, the Company is in a net investment loss position.

         The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of net realized capital gains of the Company. The management fee is determined and payable quarterly. For the fiscal years ended October 31, 2002, 2001 and 2000, the Managing Investment Adviser earned $105,251, $231,165 and $448,241 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $224,571, $295,736 and $135,394 as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus. The decrease in the fees earned by the Managing Investment Adviser over time can be attributed primarily to a reduced level of net assets.

Net Assets

         At the fiscal year ended October 31, 2002, the Company's net assets were $3,980,977, a decline of ($10,154,498) from net assets of $14,135,475 at
October 31, 2001. The Company's net asset value per common share was $98.39 at October 31, 2002 down ($250.95) per share from the net asset value per common share of $349.34 at October 31, 2001. This decline stemmed from the Company's net operating loss as well as distributions paid to shareholders during the fiscal year.

         At the fiscal year ended October 31, 2001, the Company's net assets were $14,135,475, a decrease of ($17,333,357), or ($428.38) per share from net assets of $3,468,832 at October 31, 2000. This decrease was the result of a ($10,339,555) net decrease in net assets resulting from operations and distributions to shareholders during the year totaling ($6,993,802).

         For the fiscal year ended October 31, 2002, the Company had a net decrease in net assets resulting from operations of ($5,677,691) or ($140.31) per share and paid distributions to shareholders during the period totaling ($4,476,807) or ($110.64) per share. The net loss from operations was the result of several factors including: 1) realized losses in connection with the sale of LogicVision, Inc. and QuickLogic Corporation, both public stock positions, totaling ($1,282,157) or ($31.69) per share, 2) a realized loss in the amount of ($2,546,640) or ($62.93) per share related to AbTox, Inc., a private company investment, due to the conclusion of the company's bankruptcy proceeding, 3) net unrealized losses, primarily related to the Company's third party private investment funds, totaling ($2,177,099) or ($53.80) per share, and 4) a net investment loss of ($97,583) or ($2.41) per share. The Company also had a net change in allowance for the management incentive fee of $425,788 or $10.52 per share, a reduction in accumulated management incentive fees payable to the Managing Investment Adviser, which offset the net realized and unrealized losses.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the fiscal year ended October 31, 2002, the Company had a ($6,005,896) net realized and unrealized loss from investments, comprised of a ($3,828,797) net realized loss on investments and a ($2,177,099) net change in unrealized depreciation on investments. For the fiscal year ended October 31, 2001, the Company had a ($11,362,833) net realized and unrealized loss from investments, comprised of a ($2,728,413) net realized loss on investments and a ($8,634,420) net change in unrealized depreciation on investments. For the fiscal year ended October 31, 2000, the Company had a $13,344,075 net realized and unrealized gain from investments, comprised of a $11,935,543 net realized gain on investments and an $1,408,532 net change in unrealized appreciation on investments. The losses in fiscal years 2002 and 2001 are reflective of very challenging market conditions in the private equity industry for the last several years, which have resulted in lower valuations and limited exit opportunities for both private and public companies. The net realized loss on investments for the fiscal year ended October 31, 2002 is primarily the result of sales LogicVision, Inc. and QuickLogic Corporation, both public stock positions, totaling ($1,282,157) and a realized loss in the amount of ($2,546,640) related to AbTox, Inc., a private company investment, due to the conclusion of the company's bankruptcy proceeding. During fiscal 2002, the Company also recorded net unrealized losses, primarily attributable to lower valuations of its private investment funds.

Application of Critical Accounting Policies

         Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition, because in total, they currently represent 81.8% of the Company's net assets at October 31, 2002. During the fiscal year, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $5.5 million decrease in net asset value.

         The value for securities for which no public market exists is difficult to determine. Generally speaking, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

         Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the

Investment Adviser or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

         The valuation of the Company's private funds is based upon the its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Advisers, the Investment Advisers, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

         The Investment Advisers also make estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The following discussion includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Equity Price Risk

         At October 31, 2002, the Company's investment portfolio consisted of equity securities private investment funds, representing 81.8% of the investment portfolio, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At October 31, 2002, the Company held no investments in the equity securities of public companies. At October 31, 2001, publicly traded equity securities were valued at $1,733,075. Thus, there was exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, of approximately a ($185,083) decrease in the value of these securities. These securities were subsequently sold during fiscal 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Portfolio of Investments at October 31, 2002

Statement of Assets and Liabilities at October 31, 2002 and October 31, 2001

Statement of Operations for the years ended October 31, 2002, October 31, 2001 and October 31, 2000

Statement of Changes in Net Assets for the years ended October 31, 2002, October 31, 2001 and October 31, 2000

Statement of Cash Flows for the years ended October 31, 2002, October 31, 2001 and October 31, 2000

Financial Highlights -- Selected Per Share Data and Ratios for the years ended October 31, 2002, October 31, 2001, October 31, 2000, October 31, 1999 and October 31, 1998

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
UST Private Equity Investors Fund, Inc.

         We have audited the accompanying statements of assets and liabilities of UST Private Equity Investors Fund, Inc. (the "Fund") as of October 31, 2002 and 2001, including the portfolio of investments at October 31, 2002, the related statements of operations, changes in net assets and cash flows for each of the three years then ended, and the financial highlights for each of five years then ended. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2002 and 2001 by correspondence with the custodian and brokers, or other appropriate auditing procedures where replies from brokers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of UST Private Equity Investors Fund, Inc. at October 31, 2002 and 2001, the results of its operations, its changes in net assets and its cash flows for the three years ended October 31, 2002, and the financial highlights for each of the five years ended October 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP

New York, New York
December 17, 2002

UST Private Equity Investors Fund, Inc.
Portfolio of Investments at October 31, 2002

      Principal                                                              Acquisition     Coupon       Value
   Amount/Shares                                                              Date##       Rate/Yield    (Note 1)
   -------------                                                           -------------- ------------  ----------
U.S. TREASURY OBLIGATIONS-- 7.53%
$300,000  U.S. Treasury Bills, 11/29/02  (Cost $299,652) ............                          1.49%     $ 299,652
                                                                                                         ---------
PRIVATE INVESTMENT FUNDS #, @ -- 81.80%

           Allegra Capital Partners III, LP .........................       03/96 to 04/00                  401,249
           Brentwood Associates Buyout Fund II, LP ..................       01/96 to 04/00                  279,993
           Bruckmann, Rosser, Sherrill & Co., LP ....................       12/95 to 04/00                1,650,860
           Morgenthaler Venture Partners IV, LP .....................       12/95 to 04/00                  455,052
           Sevin Rosen Fund V, LP ...................................       04/96 to 04/00                  208,331
           Vanguard V, LP ...........................................       05/96 to 02/99                  261,048
                                                                                                        -----------
           TOTAL PRIVATE INVESTMENT FUNDS (Cost $7,359,913) .........                                     3,256,533
                                                                                                        -----------
PRIVATE COMPANIES #, @, +-- 0.00%
  Common and Preferred Stocks-- 0.00%
    Medical Devices -- 0.00%
   515,464 Cardiopulmonary Corp., Series D ..........................           11/96                            --
    35,294 Cardiopulmonary Corp., Series F ..........................           07/98
                                                                                                        -----------
                      TOTAL PRIVATE COMPANIES (Cost $2,150,000) .....                                            --

INVESTMENT COMPANIES -- 2.83%

 112,822   Dreyfus Government Cash Management Fund
           (Cost $112,822) ..........................................                                       112,822
                                                                                                        -----------

TOTAL INVESTMENTS (Cost $9,922,387**) ...............................                         92.16%      3,669,007
OTHER ASSETS & LIABILITIES (NET) ....................................                          7.84%        311,970
                                                                                             -------    -----------

NET ASSETS ..........................................................                        100.00%     $3,980,977
                                                                                             =======     ==========

**  Aggregate cost for federal tax and book purposes.

+ At October 31, 2002, the Fund owned 5% or more of Company's outstanding shares thereby making the Company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2002 was $0.

# Restricted as to public resale. Acquired between December 1, 1995 and April 30, 2000. Total cost of restricted securities owned at October 31, 2002 aggregated $9,509,913. Total market value of restricted securities owned at October 31, 2002 was $3,256,533 or 81.80% of net assets.

##  Required disclosure for restricted securities only.

@   Non-income producing security.

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities

                                                                               October 31,
                                                                          2002            2001
                                                                       -----------    -----------
     ASSETS:
       Investments, at value (Cost $9,922,387 and 17,629,956
            respectively) (Note 1) ...............................     $ 3,669,007    $13,553,675
       Cash ......................................................              --         16,232
       Receivable from investment adviser (Note 2) ...............         479,962        783,093
       Interest receivable .......................................             274          2,363
       Prepaid expenses ..........................................           3,148          4,854
                                                                       ===========    ===========
         Total Assets ............................................       4,152,391     14,360,217

     LIABILITIES:
       Professional fees payable .................................          83,254        114,656
       Directors' fees payable (Note 2) ..........................          60,000         67,000
       Management fees payable (Note 2) ..........................          13,714             --
       Administration fees payable (Note 2) ......................           1,865         29,067
       Accrued expenses and other payables .......................          12,581         14,019
                                                                       -----------    -----------
         Total Liabilities .......................................         171,414        224,742
                                                                       -----------    -----------

     NET ASSETS ..................................................     $ 3,980,977    $14,135,475
                                                                       ===========    ===========

     NET ASSETS consist of:
       Undistributed net investment income .......................     $        --    $   694,997
       Accumulated net realized (loss) on investments ............      (6,143,142)    (2,966,218)
       Net unrealized (depreciation) on investments ..............      (6,253,380)    (4,076,281)
       Allowance for management incentive fee ....................              --       (425,788)
       Par value .................................................             405            405
       Paid-in capital in excess of par value ....................      16,377,094     20,908,360
                                                                       -----------    -----------
     Total Net Assets ............................................     $ 3,980,977    $14,135,475
                                                                       ===========    ===========
     Shares of Common Stock Outstanding ($0.01 par value,
         100,000  Authorized).....................................          40,463         40,463
                                                                       ===========    ===========

     NET ASSET VALUE PER SHARE ...................................     $     98.39    $    349.34
                                                                       ===========    ===========


                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Operations

                                                                               Year Ended October 31,
                                                                           2002           2001         2000
                                                                       ------------ --------------  -----------
     INVESTMENT INCOME:
       Interest income .........................................        $    24,522  $    148,317   $   510,857
       Dividend income .........................................             13,328            --            --
                                                                        -----------  ------------   -----------
        Total Income ...........................................             37,850       148,317       510,857

     EXPENSES:
       Managing investment adviser fees (Note 2) ...............            105,251       231,165       448,241
       Directors' fees and expenses (Note 2) ...................             59,000        88,810        66,689
       Administration fees (Note 2) ............................             22,705        58,000        58,000
       Legal fees ..............................................            111,555       100,000        57,800
       Audit fees ..............................................             30,600        30,600        33,199
       Printing fees ...........................................             20,600        20,600         6,000
       Miscellaneous expenses ..................................             10,293        27,972        26,286
                                                                        -----------  ------------   -----------

         Total Expenses ........................................            360,004       557,147       696,215
       Expenses reimbursed by managing investment adviser
             (Note 2) ..........................................           (224,571)     (295,736)     (135,394)
                                                                        -----------  ------------   -----------

        Net Expenses ...........................................            135,433       261,411       560,821
                                                                        -----------  ------------   -----------

     NET INVESTMENT (LOSS) .....................................            (97,583)     (113,094)      (49,964)

     NET REALIZED AND UNREALIZED GAIN (LOSS):
        ON INVESTMENTS (Note 1)
       Net realized gain (loss) on investments .................         (3,828,797)   (2,728,413)   11,935,543
       Net change in unrealized appreciation (depreciation) on
         investments ...........................................         (2,177,099)   (8,634,420)    1,408,532
                                                                        -----------  ------------   -----------
     NET REALIZED AND UNREALIZED GAIN (LOSS) ...................
        ON INVESTMENTS                                                   (6,005,896)  (11,362,833)   13,344,075
                                                                        -----------  ------------   -----------

     Net change in allowance for management incentive fee ......            425,788     1,136,372    (1,334,408)
                                                                        -----------  ------------   -----------

     NET INCREASE (DECREASE) IN NET ASSETS
         RESULTING FROM OPERATIONS .............................        $(5,677,691) $(10,339,555)  $11,959,703
                                                                        ===========  ============   ===========

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets

                                                                                 Year Ended October 31,
                                                                            2002          2001          2000
                                                                        -----------  ------------   -----------
    OPERATIONS:
         Net investment (loss) .......................................  $   (97,583) $   (113,094)  $   (49,964)
         Net realized gain (loss) on investments .....................   (3,828,797)   (2,728,413)   11,935,543
         Net change in unrealized appreciation (depreciation) on
             investments .............................................   (2,177,099)   (8,634,420)    1,408,532
         Net change in allowance for management incentive fee ........      425,788     1,136,372    (1,334,408)
                                                                        -----------  ------------   -----------
         Net increase (decrease) in net assets resulting from
             operations ..............................................   (5,677,691)  (10,339,555)   11,959,703

    DISTRIBUTIONS TO SHAREHOLDERS FROM:
         Net realized gain ...........................................           --            --   (11,207,656)
         In excess of net realized gain ..............................           --    (6,993,802)     (704,632)
         From net investment income ..................................     (192,934)           --            --
         Paid-in capital .............................................   (4,283,873)                 (8,873,852)
                                                                        -----------  ------------   -----------
              Total Distributions ....................................   (4,476,807)   (6,993,802)  (20,786,140)
                                                                        -----------  ------------   -----------

    Net (decrease) in net assets .....................................  (10,154,498)  (17,333,357)   (8,826,437)

    NET ASSETS:

         Beginning of year ...........................................  (14,135,475)   31,468,832    40,295,269
                                                                        -----------  ------------   -----------
         End of year (including undistributed net investment income of
              $0, $694,997, and $565,764 respectively) ..............  $ 3,980,977  $ 14,135,475   $31,468,832
                                                                        ===========  ============   ===========

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Statement of Cash Flows

                                                                                 Year Ended October 31,
                                                                         2002           2001          2000
                                                                     ------------   ------------   -----------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Increase (Decrease) in Net Assets Resulting from
            Operations .............................................  $(5,677,691)  $(10,339,555)  $11,959,703
        Adjustments to reconcile net increase (decrease) in net
            assets resulting from operations to net cash provided
            by operating activities:
        Change in unrealized depreciation (appreciation) on
            investments ............................................    2,177,099      8,634,420    (1,408,532)
        Proceeds from sales of investments .........................    1,276,895      2,901,819    22,839,279
        Net realized loss (gain) on investments ....................    3,828,797      2,728,413   (11,935,543)
        Purchases of investments ...................................           --             --    (1,699,403)
        Change in short-term investments ...........................    2,601,877      5,210,170     6,380,398
        Decrease in receivable for investments sold ................           --        225,071       211,699
        Decrease (increase) in receivable from investment adviser ..      303,131       (783,093)           --
        Decrease in interest receivable ............................        2,089          2,880       105,214
        Decrease (increase) prepaid expenses .......................        1,706           (138)        3,806
        Decrease in expenses payable ...............................      (53,328)    (1,569,953)   (5,675,474)
                                                                      -----------    -----------    ----------

        Net cash provided by operating activities ..................    4,460,575      7,010,034    20,781,147
                                                                      -----------    -----------    ----------

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions to shareholders ..............................   (4,476,807)    (6,993,802)  (20,786,140)
                                                                      -----------    -----------    ----------
        Net Cash Used by Financing Activities ......................   (4,476,807)    (6,993,802)  (20,786,140)
                                                                      -----------    -----------    ----------

        Net Increase (Decrease) in Cash ............................      (16,232)        16,232        (4,993)

      Cash at Beginning of Year ....................................       16,232             --         4,993
                                                                      -----------    -----------    ----------

      Cash at End of Year ..........................................  $        --    $    16,232    $       --
                                                                      ===========    ===========    ==========

                       See Notes to Financial Statements.

UST Private Equity Investors Fund, Inc.
Financial Highlights--Selected Per Share Data and Ratios

For a Fund share outstanding throughout each year

                                                                      Year Ended October 31,
                                                         2002       2001       2000       1999        1998
                                                      ---------  --------   --------   --------   ---------
   NET ASSET VALUE, BEGINNING OF YEAR ...........     $  349.34  $ 777.72   $ 995.85   $ 936.84   $1,165.99
                                                      ---------  --------   --------   --------   ---------

     INCOME FROM INVESTMENT
      OPERATIONS:
     Net Investment Income (Loss) ...............         (2.41)    (2.79)     (1.23)     (5.85)      (3.97)
     Net Realized and Unrealized Gain (Loss) on
           Investments ..........................       (148.42)  (280.83)    329.79      79.57     (181.64)
     Net Change in Allowance for Management
           Incentive fee ........................         10.52     28.08     (32.98)     (5.63)       3.01
                                                      ---------  --------   --------   --------   ---------

       Total from Investment Operations .........       (140.31)  (255.54)    295.58      68.09     (182.60)
                                                      ---------  --------   --------   --------   ---------

   DISTRIBUTIONS:
     Net Investment Income ......................         (4.77)       --         --         --         --
     Net Realized Gain ..........................            --        --    (276.99)     (9.08)     (46.55)
     In Excess of Net Realized Gain .............            --   (172.84)    (17.41)        --          --
     Paid-in Capital ............................       (105.87)       --    (219.31)        --          --
                                                      ---------  --------   --------   --------   ---------

       Total Distributions ......................       (110.64)  (172.84)   (513.71)     (9.08)     (46.55)
                                                      ---------  --------   --------   --------   ---------

   NET ASSET VALUE, END OF YEAR .................     $   98.39  $ 349.34   $ 777.72   $ 995.85   $  936.84
                                                      =========  ========   ========   ========   =========

   TOTAL NET ASSET VALUE RETURN+ ................        (40.17)%  (42.98)%    35.41 %     7.33 %    (16.22)%
                                                      =========  ========   ========   ========   =========
   RATIOS AND SUPPLEMENTAL DATA

     Net Assets, End of Year (Thousands) ........     $   3,981  $ 14,135   $ 31,469   $ 40,295   $  37,907
     Ratio of Net Operating Expenses to Average Net
          Assets ................................          1.50 %    1.28 %     1.54 %     1.62 %      1.77 %
     Ratio of Gross Operating Expenses to Average
          Net Assets++ ..........................          3.99 %    2.72 %     1.92 %     2.01 %      1.95 %
     Ratio of Net Investment Income (Loss) to
          Average Net Assets ....................         (1.08)%   (0.55)%    (0.14)%    (0.64)%     (0.39)%
     Interest Expense Ratio .....................           N/A       N/A       0.01 %     0.04 %      0.09 %
     Portfolio Turnover Rate ....................             0 %       0 %        5 %       10 %        11 %

+ Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period and assumes dividends and distributions, if any, were reinvested. The Fund's shares were issued in a private placement and are not traded. Therefore market value total investment return is not calculated.

++ Expense ratio before waiver of fees and reimbursement of expenses by Managing
   Investment Adviser.

                       See Notes to Financial Statements.

                     UST PRIVATE EQUITY INVESTORS FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

Note 1-- Significant Accounting Policies

      UST Private Equity Investors Fund, Inc. (the "Company") was incorporated under the laws of the State of Maryland on September 16, 1994, and is a non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended.


      The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in prior years have been reclassified to conform to current year presentation.


      (a)  Portfolio valuation:

            The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost, which approximates market value.


            The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

            At October 31, 2002 and October 31, 2001, market quotations were not readily available for securities valued at $3,256,533 and $8,806,249, respectively. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

            Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent. To the extent these differences are permanent, such amounts are reclassified within the capital accounts based on their federal tax basis treatment; temporary differences do not require reclassification.

            The Company has an unused capital loss carryforward of approximately $6,143,142 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2002. If not applied, $2,261,586 of the carryover will expire in 2009 and $3,881,556 will expire in 2010.

            The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. The tax character of distributions paid during the fiscal years ended October 31, 2002 and 2001 were as follows:


                                           2002                   2001
                                      --------------          -------------
         Net Investment Income        $      192,934          $          --
         Net Capital Gain                         --              6,993,802
         Return of Capital                 4,283,873                     --
                                      --------------          -------------
         Total                        $    4,476,807          $   6,993,802
                                      --------------          -------------

            At October 31, 2002, the tax basis of the Company's investments for federal income tax purposes amounted to $9,922,387. The net unrealized depreciation amounted to $6,253,380, which is comprised of gross unrealized appreciation of $560,644 and aggregate gross unrealized depreciation of $6,814,024.

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

      In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 10% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. As of October 31, 2002, $425,788 has been paid and is subject to potential repayment by the Managing Investment Adviser.

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

      Beginning January 1, 2002, PFPC, Inc. ("PFPC") began providing administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. Also beginning January 1, 2002, PFPC Trust Company began providing custodian services to the Company pursuant to a Custodian Services Agreement. Beginning February 1, 2002, PFPC began providing transfer agency services to the Company pursuant to a Transfer Agency Agreement. Prior to these dates administration, accounting, custody and transfer agent services were provided by J.P. Morgan Investor Services, Co. and JPMorgan Chase Bank. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, subject to a base fee, payable monthly.

      The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments. This reimbursement amounted to $224,571 for the year ended October 31, 2002.

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

Note 3-- Purchases and Sales of Securities

     Excluding short-term investments, the Fund's purchases and sales of securities for the years ended October 31, 2002, October 31, 2001 and October 31, 2000 were as follows:

         Year Ended
        October 31,                   Purchases ($)                  Sales ($)
        -----------                   -------------                  ---------
            2002                           --                        1,276,895
            2001                           --                        1,755,513
            2000                        1,699,403                   21,312,360

     Sales of securities includes distributions received from private investment funds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information set forth under the headings "Election of Directors" and "Additional Information -- Officers" appearing in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2002, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the captions "Election of Directors" and "Additional Information -- Officers" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2002, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on March 21, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 2002, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officers and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on January 28, 2003, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


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

         3.   Exhibits

         Exhibit
         Number      Description
         -------     -----------

          (3)(i)     Articles of Incorporation of the Company 1

          (3)(ii)    By-Laws of the Company 1

          (10.1)     Form of Management Agreement 2

          (10.2)     Form of Transfer Agency and Custody Agreement 3

          (10.3) Investment Sub-Advisory Agreement dated as of December 21, 2001, among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A. 4

          (10.4) Administration and Accounting Services Agreement dated January 1, 2002, between the Company and PFPC Inc. 4

          (10.5) Custodian Services Agreement dated January 1, 2002, between the Company and PFPC Trust Company. 4

          (10.6) Transfer Agency Services Agreement dated February 1, 2002, between the Company and PFPC Inc. 4

          (23)       Consent of Independent Auditors

          (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

--------
/1/ Incorporated by reference to the Company's Registration Statement on Form N-2 (File No. 033-84290), filed with the Securities and Exchange Commission on September 22, 1994.

/2/ Incorporated by reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on May 25, 2000.

/3/ Incorporated by reference to the Company's Registration Statement on Form N-2/A (File No. 033-84290) filed with the Securities and Exchange Commission on November 1, 1994.

/4/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002 (File No. 000-24856).

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UST PRIVATE EQUITY INVESTORS FUND, INC


Date:    January 29, 2003             By: /s/ DAVID I. FANN
                                      ------------------------------------------
                                      David I. Fann, Chief Executive Officer
                                      and President
                                      (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                                       Title                                Date

/s/ DAVID I. FANN                     President and Co-Chief Executive Officer              January 29, 2003
--------------------------------      (principal executive officer)
David I. Fann


/s/ DOUGLAS A. LINDGREN               Co-Chief Executive Officer and                        January 29, 2003
--------------------------------      Chief Investment Officer
Douglas A. Lindgren                   (principal executive officer)


/s/ BRIAN F. SCHMIDT                  Chief Financial Officer                               January 29, 2003
--------------------------------      (principal financial and accounting officer)
Brian F. Schmidt


/s/ JOHN C. HOVER II                  Chairman of the Board and Director                    January 29, 2003
--------------------------------
John C. Hover II


/s/ GENE M. BERNSTEIN                 Director                                              January 29, 2003
--------------------------------
Gene M. Bernstein

/s/ STEPHEN V. MURPHY                 Director                                              January 29, 2003
--------------------------------
Stephen V. Murphy

/s/ VICTOR F. IMBIMBO, JR.            Director                                              January 29, 2003
--------------------------------
Victor F. Imbimbo, Jr

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, David I. Fann, certify that:


1. I have reviewed this annual report on Form 10-K of UST Private Equity Investors Fund, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003


/s/ David I. Fann
--------------------------
David I. Fann, Co-Chief Executive Officer

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Douglas A. Lindgren, certify that:


1. I have reviewed this annual report on Form 10-K of UST Private Equity Investors Fund, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003


/s/ Douglas A. Lindgren
--------------------------------
Douglas A. Lindgren, Co-Chief Executive Officer


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Brian F. Schmidt, certify that:


1. I have reviewed this annual report on Form 10-K of UST Private Equity Investors Fund, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003


/s/ Brian F. Schmidt
----------------------------
Brian F. Schmidt, Chief Financial Officer