Form 10-Q
period 2003-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2003-03-17
CIK 930454

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended January 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number 000-24856

                     UST PRIVATE EQUITY INVESTORS FUND, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               MARYLAND                                 13-3786385
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  114 West 47th Street, New York, NY                    10036-1532
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 852-1000

         Former Name, Former Address and Former Fiscal Year, if Changed
                               Since last Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of March 1, 2003, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

             INDEX                                                                                  PAGE NO.
             -----------------------------------------------------------------------------------    --------
   PART  I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements.                                                                         1

             Portfolio of Investments as of January 31, 2003.                                              1

             Statement of Assets and Liabilities at January 31, 2003 and October 31, 2002.                 3

             Statement of  Operations  for the  three-month  periods ended January 31, 2003 and
             January 31, 2002.                                                                             4

             Statement of Changes in Net Assets for the three-month periods
             ended January 31, 2003 and January 31, 2002.                                                  5

             Statement of Cash Flows for the  three-month  periods  ended  January 31, 2003 and
             January 31, 2002.                                                                             6

             Financial  Highlights  for the  three-month  periods  ended  January  31, 2003 and
             January 31, 2002.                                                                             7

             Notes to Financial Statements.                                                                8

    Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
             Operations.                                                                                  11

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                                  13

    Item 4.  Controls and Procedures.                                                                     13

   PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings.                                                                           13

    Item 2.  Changes in Securities and Use of Proceeds.                                                   13

    Item 3.  Defaults Upon Senior Securities.                                                             13

    Item 4.  Submission of Matters to a Vote of Security Holders.                                         13

    Item 5.  Other Information.

    Item 6.  Exhibits and Reports on Form 8-K.                                                            13

SIGNATURES                                                                                                15

CERTIFICATIONS                                                                                            15

PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

UST PRIVATE EQUITY INVESTORS FUND, INC.
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                        JANUARY 31, 2003
                                                  ----------------------------
PORTFOLIO STRUCTURE

    PRIVATE INVESTMENT FUNDS                      $ 2,856,378            72.24%

    PRIVATE COMPANIES                                      --             0.00%

    SHORT-TERM INVESTMENTS:

         AGENCY OBLIGATIONS                         1,074,898            27.19%

         INVESTMENT COMPANIES                          30,822             0.78%
                                                  -----------      -----------

    TOTAL INVESTMENTS                               3,962,098           100.21%

    OTHER ASSETS & LIABILITIES (NET)                   (8,297)           (0.21)%
                                                  -----------      -----------

    NET ASSETS                                    $ 3,953,801           100.00%
                                                  ===========      ===========

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                                              JANUARY 31, 2003
                                                                        ------------------------------
   PRINCIPAL                                                             ACQUISITION         VALUE
AMOUNT/SHARES                                                              DATE ##         (NOTE 1)
---------------------------------------------------------------------   --------------   -------------
AGENCY OBLIGATIONS - 27.19%
$ 475,000    Federal Home Loan Bank Discount Note 1.19%, 2/03/03                         $     474,969
  300,000    Federal Home Loan Bank Discount Note 1.18%, 2/04/03                               299,970
  300,000    Federal Home Loan Bank Discount Note 1.22%, 2/05/03                               299,959

                                                                                         -------------
                  Total - Agency Obligations (Cost $1,074,898)                               1,074,898
                                                                                         -------------

PRIVATE INVESTMENT FUNDS #, @ - 72.24%
                Allegra Capital Partners III, LP                        03/96 to 04/00          98,960
                Brentwood Associates Buyout Fund II, LP                 01/96 to 04/00         279,993
                Bruckmann, Rosser, Sherrill & Co., LP                   12/95 to 04/00       1,564,712
                Morgenthaler Venture Partners IV, LP                    12/95 to 04/00         424,509
                Sevin Rosen Fund V, LP                                  04/96 to 04/00         227,389
                Vanguard V, LP                                          05/96 to 02/99         260,815
                                                                                         -------------
                  Total - Private Investment Funds (Cost $6,973,765)                         2,856,378

PRIVATE COMPANIES # , @ - 0.00%
  COMMON PREFERRED STOCKS - 0.00%
   MEDICAL DEVICES - 0.00%
  515,464       **Cardiopulmonary Corp., Series D                               11/96               --
   35,294       **Cardiopulmonary Corp., Series F                               07/98               --
                                                                                         -------------
                  Total - Private Companies (Cost $2,150,000)                                       --

INVESTMENT COMPANIES - 0.78%
   30,822       Dreyfus Government Cash Management Fund                                         30,822
                                                                                         -------------
                (Cost $30,822)

TOTAL INVESTMENTS (Cost $10,229,485*) - 100.21%                                              3,962,098
OTHER ASSETS & LIABILITIES (NET) - (0.21)%
                                                                                                (8,297)
                                                                                         -------------
NET ASSETS -- 100.00%                                                                    $   3,953,801
                                                                                         =============

*    Aggregate cost for federal tax and book purposes.
** At January 31, 2003, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at January 31, 2003 was $0.
#    Non-income producing securities.
##   Required disclosure for restricted securities only.
@ Restricted as to public resale. Acquired between December 1, 1995 and April 30, 2000. Total cost of restricted securities at January 31, 2003 aggregated $9,123,765. Total market value of restricted securities owned at January 31, 2003 was $2,856,378 or 72.24% of net assets.

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF ASSETS AND LIABILITIES

                                                  JANUARY 31,     OCTOBER 31,
                                                     2003            2002
                                                 ------------    ------------
                                                  (Unaudited)
ASSETS:

Investment Securities, at Cost                   $ 10,229,485    $  9,922,387
                                                 ============    ============

Investment Securities, at Value                  $  3,962,098    $  3,669,007

Cash                                                   17,045              --
Receivables:
   Interest                                                40             274
   From Investment Adviser (Note2)                     40,553         479,962
Prepaid Assets                                          2,417           3,148
                                                 ------------    ------------
      Total Assets                                  4,022,153       4,152,391
                                                 ------------    ------------

LIABILITIES:

Professional Fees Payable                              24,759          83,254
Directors' Fees Payable (Note 2)                       14,796          60,000
Management Fees Payable (Note 2)                       12,675          13,714
Administration Fees Payable (Note 2)                    1,978           1,865
Accrued Expenses and Other Payables                    14,144          12,581
                                                 ------------    ------------
      Total Liabilities                                68,352         171,414
                                                 ------------    ------------
NET ASSETS                                       $  3,953,801    $  3,980,977
                                                 ============    ============

NET ASSETS consist of:

Undistributed Net Investment Loss                $    (16,071)   $         --
Accumulated Net Realized Loss on Investments       (6,140,240)     (6,143,142)
Net Unrealized Depreciation on Investments         (6,267,387)     (6,253,380)
Par Value                                                 405             405
Paid in Capital                                    16,377,094      16,377,094
                                                 ------------    ------------
      Total Net Assets                           $  3,953,801    $  3,980,977
                                                 ============    ============

Shares of Common Stock Outstanding                     40,463          40,463
                                                 ------------    ------------

NET ASSET VALUE PER SHARE                        $      97.71    $      98.39
                                                 ============    ============

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            JANUARY 31,
                                                        2003          2002
                                                     ----------    ----------
INVESTMENT INCOME:

Interest Income                                      $    2,841    $   15,293
Dividend Income                                             298            --
                                                     ----------    ----------
      Total Income                                        3,139        15,293
                                                     ----------    ----------

EXPENSES:

Professional Fees                                        20,453        32,919
Directors' Fees (Note 2)                                 15,123        15,123
Management Investment Advisory Fees (Note 2)             11,989        40,272
Shareholder Reports                                       5,193         5,194
Administrative Fees (Note 2)                              2,934        10,977
Insurance Expense                                           731         2,093
Custodial Fees                                              252         4,578
Miscellaneous Expense                                       379           664
                                                     ----------    ----------
      Total Expenses                                     57,054       111,820

Fees Waived and Expenses Reimbursed by Adviser
 (Note 2)                                               (37,844)      (68,846)
                                                     ----------    ----------
      Net Expenses                                       19,210        42,974
                                                     ----------    ----------
NET INVESTMENT LOSS                                     (16,071)      (27,681)
                                                     ----------    ----------

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS:

Net Realized Gain (Loss) on Security Transactions         2,902    (2,550,001)

Change in Unrealized Appreciation (Depreciation)
 on Investments                                         (14,007)    2,888,257
                                                     ----------    ----------

NET REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS                             (11,105)      338,256

Change in Management Incentive Fee                           --       (33,826)
                                                     ----------    ----------

NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS                           $  (27,176)   $  276,749
                                                     ==========    ==========

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            JANUARY 31,
                                                         2003          2002
                                                     ------------  ------------
OPERATIONS:

Net Investment Loss                                  $    (16,071) $    (27,681)
Net Realized Gain (Loss) on Investments                     2,902    (2,550,001)
Change in Unrealized Appreciation (Depreciation)
on Investments                                            (14,007)    2,888,257
Change in Allowance for Management
 Incentive Fee                                                 --       (33,826)
                                                     ------------  ------------

Net Increase (Decrease) in Net Assets
 Resulting From Operations                                (27,176)      276,749

DISTRIBUTIONS TO SHAREHOLDERS FROM:

Return of Capital                                              --    (2,905,629)
                                                     ------------  ------------

NET DECREASE IN NET ASSETS                                (27,176)   (2,628,880)

NET ASSETS:

Beginning of Period                                     3,980,977    14,135,475
                                                     ------------  ------------

End of Period                                        $  3,953,801  $ 11,506,595
                                                     ============  ============

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     JANUARY 31,
                                                                               2003            2002
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Increase (Decrease) in Net Assets resulting from Operations ....   $    (27,176)   $    276,749
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
      Change in unrealized (appreciation) depreciation on investments ..         14,007      (2,888,257)
      Change in short-term investments .................................       (693,246)      1,971,990
      Proceeds from sales of investments ...............................        389,050         423,680
      Realized loss (gain) on investments ..............................         (2,902)      2,550,001
      Decrease in interest receivable ..................................            234             581
      Decrease in receivable from investment adviser ...................        439,409         651,984
      Decrease in prepaid insurance ....................................            731           2,092
      Decrease in expenses payable .....................................       (103,062)        (99,423)
                                                                           ------------    ------------

        Net cash provided by operating activities ......................         17,045       2,889,397
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to shareholders .........................................           --      (2,905,629)
                                                                           ------------    ------------

        Net cash provided by financing activities ......................             --              --
                                                                           ------------    ------------

        Net change in cash .............................................         17,045         (16,232)
                                                                           ------------    ------------

          Cash at beginning of period ..................................             --          16,232
                                                                           ------------    ------------
          Cash at end of period ........................................   $     17,045    $         --
                                                                           ============    ============

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

UST PRIVATE EQUITY INVESTORS FUND, INC.
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER SHARE OPERATING PERFORMANCE:  (1)

                                                          THREE MONTHS ENDED       THREE MONTHS ENDED
                                                           JANUARY 31, 2003          JANUARY 31, 2002
                                                         --------------------     --------------------
NET ASSET VALUE, BEGINNING OF PERIOD                     $              98.39     $             349.34

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                                     (0.40)                   (0.68)

Net Realized and Unrealized Gain (Loss) on Investments                  (0.28)                    8.36
Change in Allowance for Management Incentive Fee                           --                    (0.84)
                                                         --------------------     --------------------
        Total from Investment Operations                                (0.68)                    6.84
                                                         --------------------     --------------------

DISTRIBUTIONS:

Return of Capital                                                          --                   (71.81)
                                                         --------------------     --------------------
        Total Distributions                                                --                   (71.81)
                                                         --------------------     --------------------

NET ASSET VALUE, END OF PERIOD                           $              97.71     $             284.37
                                                         ====================     ====================
TOTAL NET ASSET VALUE RETURN (3),(4)                                    (0.68)%                   1.96%
                                                         ====================     ====================

RATIOS AND SUPPLEMENTAL DATA:
Net Assets, End of Period (000's)                        $              3,954     $             11,507
Ratios to Average Net Assets (2)
    Gross Expenses (5)                                                   5.75%                    3.49%
    Net Expenses                                                         1.94%                    1.34%
    Net Investment (Loss)                                               (1.62)%                  (0.86)%
Portfolio Turnover (3)                                                   0.00%                    0.00%

(1)  For a share outstanding throughout the period
(2)  Annualized
(3)  Non-annualized
(4) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Fund during the period, and assumes dividends and distributions, if any, were reinvested. The Fund's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not calculated.
(5) Expense ratio before waiver of fees and reimbursement of expenses by adviser.

          Notes to Financial Statements are an integral part of these
                             Financial Statements.

                     UST PRIVATE EQUITY INVESTORS FUND, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 2003

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

          At January 31, 2003, market quotations were not readily available for securities valued at $2,856,378. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          The Company has an unused capital loss carryforward of $6,143,142 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2002. If not applied, 2,261,586 of the carryover will expire in 2009 and 3,881,556 will expire in 2010.

          At January 31, 2003, the tax basis of the Company's investments for federal income tax purposes amounted to $10,229,485. The net unrealized depreciation amounted to $6,267,387, which is comprised of gross unrealized appreciation of $560,644 and aggregate gross unrealized depreciation of $6,828,031.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments. This reimbursement amounted to $37,844 for the three-months ended January 31, 2003.

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

NOTE 3 -- PURCHASES AND SALES OF SECURITIES

     Excluding short-term investments, the Company's purchases and sales of securities for the three-month period ended January 31, 2003 were $0 and $0 respectively. Excluding short-term investments, the Company's purchases and sales of securities for the three-month period ended January 31, 2002 were $0 and $0 respectively.

     The Company received distributions from private investment funds in the amount of $389,050 for the three-month period ended January 31, 2003. The Company received distributions from private investment funds in the amount of $423,680 for the three-month period ended January 31, 2002.

NOTE 4 -- TRANSACTIONS WITH AFFILIATED COMPANIES

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the nine-month period ended January 31, 2003. There were no transactions with companies, which are or were affiliates during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JANUARY 31, 2003 AS COMPARED TO THE SIMILAR PERIOD IN 2002

     The Company's net asset value per common share was $97.71 at January 31, 2003, down ($.68) per share from the net asset value per common share of $98.39 at October 31, 2002. This decrease is principally the result of a slight decline in the valuations of private investment funds held by the Company. The Company's net asset value per common share was $284.37 at January 31, 2002, down ($64.97) per share from the net asset value per common share of $349.34 at October 31, 2001. This decrease is primarily the result of a return of capital distribution of ($2,905,629) or ($71.81) per share paid to shareholders on January 7, 2002.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

     For the three-month periods ended January 31, 2003 and 2002, the Company had a net realized gain/loss on security transactions of $2,902 and ($2,550,001), respectively. For the three-month periods ended January 31, 2003 and 2002, the Company had a net change in unrealized appreciation/(depreciation) on investments of ($14,007) and $2,888,257, respectively. The realized gain for the period ended January 31, 2003 was the result of a final distribution received from the Company's investment in CommSite International. The realized loss recorded for the period ended January 31, 2002 was principally the result of a write-off on AbTox, Inc. after the conclusion of the company's bankruptcy proceeding. The net change in unrealized appreciation/(depreciation) for the period ended January 31, 2003 was due to declines in the valuations of private investment funds. For the same period ended January 31, 2002, the net change in unrealized appreciation was principally the result of a reclassification of AbTox from unrealized depreciation to realized loss.

INVESTMENT INCOME AND EXPENSES

     For the three-month period ended January 31, 2003, the Company had investment income of $3,139 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below) of $19,210, resulting in a net investment loss of ($16,071) as compared to investment income of $15,293 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $42,974 resulting in a net investment loss of ($27,681) for the three-month period ended January 31, 2002. The primary reason for the decrease in interest income was a decrease in assets invested in short-term instruments. Net expenses declined mainly as a result of the reduction in management advisory fees and other operating expenses of the Company.

     United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the three-month periods ended January 31, 2003 and 2002, the Managing Investment Adviser earned $11,989 and $40,272 in management advisory fees, respectively. In addition, for the three-month periods ended January 31, 2003 and 2002, the change in allowance for the management incentive fee was $0 and ($33,826), respectively. As of January 31, 2003, there is no incentive fee receivable from the Adviser or payable by the Company. There was a payable by the Company to the Adviser of $33,826 at January 31, 2002. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $37,844 and $68,846, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

NET ASSETS

     At January 31, 2003, the Company's net assets were $3,953,801, a decrease of ($27,176) from net assets of $3,980,977 at October 31, 2002, resulting primarily from an increase in unrealized depreciation during the three-month period. The Company's net assets at January 31, 2002 were $11,506,595, a decrease of ($2,628,880) from October 31, 2001 net assets of $14,135,475, principally the result of a return of capital distribution of ($2,905,629) or ($71.81) per share paid to shareholders on January 7, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2003, the Company held $17,045 in cash and $1,105,720 in short-term investments as compared to $0 in cash and $412,474 in short-term investments at October 31, 2002. The change in short-term investments from October 31, 2002 was the result of distributions received from private investment funds as well as the prior year incentive fee receivable paid by the Adviser. As of January 31, 2003, the Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million, and does not intend to make follow-on investments in the future. At January 31, 2002, the Company held $0 in cash and $1,042,361 in short-term investments as compared to $16,232 in cash and $3,014,351 in short-term investments at October 31, 2001. The decrease in short-term investments from October 31, 2001 was due to a distribution paid to shareholders on January 7, 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition, because in total, they currently represent 72.2% of the Company's net assets at January 31, 2003. During the period ended January 31, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a slight decrease in net asset value.

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

     The valuation of the Company's private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Advisers, the Investment Advisers, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

     The Investment Advisers also make estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities, which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

     At January 31, 2003, the Company's investment portfolio consisted of equity securities of private investment funds, representing 72.2% of the investment portfolio, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At October 31, 2002, the Company held no investments in the equity securities of public companies.

ITEM 4.   CONTROLS AND PROCEDURES.

          (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officers and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 13, 2003, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

                                        UST PRIVATE EQUITY INVESTORS FUND, INC.

Date:  March 17, 2003                   By: /s/ David I. Fann
                                            --------------------------------
                                            David I. Fann
                                            Co-Chief Executive Officer

Date:  March 17, 2003                   By: /s/ Douglas A. Lindgren
                                            --------------------------------
                                            Douglas A. Lindgren
                                            Co-Chief Executive Officer

Date:  March 17, 2003                   By: /s/ Brian F. Schmidt
                                            --------------------------------
                                            Brian F. Schmidt
                                            Chief Financial Officer
                                            (Principal Financial Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ David I. Fann
-------------------
David I. Fann, Co-Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Douglas A. Lindgren
-------------------------
Douglas A. Lindgren, Co-Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Brian F. Schmidt
----------------------------
Brian F. Schmidt, Chief Financial Officer