Form 10-Q
period 2003-04-30
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2003-06-16
CIK 930454

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the quarterly period ended April 30, 2003
                               ------------------------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the transition period from  ___________________  to  ______________________

                        Commission file number 000-24856
                                               ---------

                     UST PRIVATE EQUITY INVESTORS FUND, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                  13-3786385
-------------------------------------------------------------------------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

114 West 47th Street, New York, NY                         10036-1532
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 852-1000
                                                   ----------------------------

_______________________________________________________________________________
    Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                     Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         As of June 1, 2003, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

         The interim financial statements contained in this quarterly report 10Q have been reviewed by Ernst & Young LLP, the Company's independent public accountants.

               INDEX                                                                                  PAGE NO.
               -----                                                                                  --------
      PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements.                                                                      1

               Portfolio of Investments as of April 30, 2003.                                             1

               Statement of Assets and Liabilities at April 30, 2003 and October 31, 2002.                3

               Statement of Operations for the six-month periods ended April 30, 2003 and April
               30, 2002.                                                                                  4

               Statement of Operations for the three-month periods ended April 30, 2003 and April
               30, 2002.                                                                                  5

               Statement of Changes in Net Assets for the six-month periods ended April 30, 2003
               and April 30, 2002.                                                                        6

               Statement of Cash Flows for the six-month periods ended April 30, 2003 and April
               30, 2002.                                                                                  7

               Financial Highlights for the six-month periods ended April 30, 2003 and April 30,
               2002.                                                                                      8

               Notes to Financial Statements.                                                             9

               Independent Accountant's Review Report.                                                   12

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations.                                                                               13

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                               15

      Item 4.  Controls and Procedures.                                                                  15

     PART II.  OTHER INFORMATION

      Item 1.  Legal Proceedings.                                                                        15

      Item 2.  Changes in Securities and Use of Proceeds.                                                15

      Item 3.  Defaults Upon Senior Securities.                                                          15

      Item 4.  Submission of Matters to a Vote of Security Holders.                                      15

      Item 5.  Other Information.                                                                         16

      Item 6.  Exhibits and Reports on Form 8-K.                                                          16

SIGNATURES                                                                                                17

CERTIFICATIONS                                                                                            17

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements.


UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
-----------------------------------------------------------------------------------------------
                                                                    April 30, 2003
                                                       ----------------------------------------
PORTFOLIO STRUCTURE
-------------------

    PRIVATE INVESTMENT FUNDS                           $      3,060,581                73.21%


    PRIVATE COMPANIES                                               ---                 0.00%


    SHORT-TERM INVESTMENTS:

         AGENCY OBLIGATIONS                                   1,074,828                25.71%

         INVESTMENT COMPANIES                                    30,822                 0.74%
                                                       ----------------    ------------------

    TOTAL INVESTMENTS                                         4,166,231                99.66%
    OTHER ASSETS & LIABILITIES (NET)                             14,044                 0.34%
                                                       ----------------    ------------------

    NET ASSETS                                         $      4,180,275               100.00%
                                                       ================    ==================


      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 April 30, 2003


  Principal                                                                           Acquisition            Value
Amount/Shares                                                                           Date ##             (Note 1)
-------------                                                                           -------             --------
AGENCY OBLIGATIONS - 25.71%
$ 1,075,000     Federal Farm Credit Bank Discount Notes 1.15%, 5/06/03
                (Cost $1,074,828)                                                                          $   1,074,828
                                                                                                           -------------

PRIVATE INVESTMENT FUNDS #, @ - 73.21%

                Allegra Capital Partners III, LP                                     03/96 to 04/00              156,004
                Brentwood Associates Buyout Fund II, LP                              01/96 to 04/00              291,712
                Bruckmann, Rosser, Sherrill & Co., LP                                12/95 to 04/00            1,725,154
                Morgenthaler Venture Partners IV, LP                                 12/95 to 04/00              427,728
                Sevin Rosen Fund V, LP                                               04/96 to 04/00              205,450
                Vanguard V, LP                                                       05/96 to 02/99              254,533
                                                                                                           -------------
                  Total - Private Investment Funds (Cost $6,942,038)                                           3,060,581


PRIVATE COMPANIES #, @ - 0.00%
     Common Preferred Stocks - 0.00%
         Medical Devices - 0.00%
    515,464     **Cardiopulmonary Corp., Series D                                             11/96                   --
     35,294     **Cardiopulmonary Corp., Series F                                             07/98                   --
                                                                                                           -------------
                  Total - Private Companies (Cost $2,150,000)                                                         --


INVESTMENT COMPANIES - 0.74%
     30,822     Dreyfus Government Cash Management Fund (Cost $30,822)                                            30,822
                                                                                                           -------------


TOTAL INVESTMENTS (Cost $10,197,688*) - 99.66%                                                                 4,166,231
OTHER ASSETS & LIABILITIES (NET) - 0.34%                                                                          14,044
                                                                                                           -------------

NET ASSETS -- 100.00%                                                                                      $   4,180,275
                                                                                                           =============

*  Aggregate cost for federal tax and book purposes.
** At April 30, 2003, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2003 was $0.
#  Non-income producing securities.
## Required disclosure for restricted securities only.
@ Restricted as to public resale. Acquired between December 1, 1995 and April 30, 2000. Total cost of restricted securities at April 30, 2003 aggregated $9,092,038. Total market value of restricted securities owned at April 30, 2003 was $3,060,581 or 73.21% of net assets.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities (Unaudited)
--------------------------------------------------------------------------------


                                                           April 30, 2003           October 31, 2002
                                                         ------------------        -------------------
                                                            (Unaudited)
ASSETS:

Investment Securities, at Cost                          $       10,197,688        $          9,922,387
                                                          ================          ==================

Investment Securities, at Value                         $        4,166,231        $          3,669,007

Cash                                                                55,962                         ---
Receivables:
   Interest                                                             30                         274
   From Investment Adviser (Note2)                                  43,682                     479,962
Prepaid Assets                                                       1,585                       3,148
                                                          ----------------          ------------------

      Total Assets                                               4,267,490                   4,152,391
                                                          ----------------          ------------------

LIABILITIES:

Directors' Fees Payable (Note 2)                                    29,753                      60,000
Professional Fees Payable                                           24,285                      83,254
Management Fees Payable (Note 2)                                    12,807                      13,714
Administration Fees Payable (Note 2)                                 1,915                       1,865
Accrued Expenses and Other Payables                                 18,455                      12,581
                                                          ----------------          ------------------

      Total Liabilities                                             87,215                     171,414
                                                          ----------------          ------------------

NET ASSETS                                              $        4,180,275        $          3,980,977
                                                          ================          ==================

NET ASSETS consist of:

Undistributed Net Investment Loss                       $          (25,527)       $                ---
Accumulated Net Realized Loss on Investments                    (6,140,240)                 (6,143,142)
Net Unrealized Depreciation on Investments                      (6,031,457)                 (6,253,380)
Par Value                                                              405                         405
Paid in Capital                                                 16,377,094                  16,377,094
                                                          ----------------          ------------------

      Total Net Assets                                  $        4,180,275        $          3,980,977
                                                          ================          ==================

Shares of Common Stock Outstanding                                  40,463                      40,463
                                                          ----------------          ------------------

NET ASSET VALUE PER SHARE                               $           103.31        $              98.39
                                                          ================          ==================


      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                         Six Months Ended
                                                                             April 30,
                                                                   2003                2002
                                                             ----------------      -------------
INVESTMENT INCOME:

Interest Income                                            $          5,988        $      24,830
Dividend Income                                                         389                  ---
                                                             --------------          -----------

      Total Income                                                    6,377               24,830
                                                             --------------          -----------

EXPENSES:

Professional Fees                                                    39,954               64,764
Directors' Fees (Note 2)                                             29,753               29,753
Management Investment Advisory Fees (Note 2)                         24,797               61,986
Shareholder Reports                                                  10,216               10,217
Administrative Fees (Note 2)                                          5,728               13,150
Insurance Expense                                                     1,716                3,372
Custodial Fees                                                          522                8,083
Miscellaneous Expense                                                   744                  744
                                                             --------------          -----------

      Total Expenses                                                113,430              192,069

Fees Waived and Expenses Reimbursed by
Adviser (Note 2)                                                    (81,526)            (107,539)
                                                             --------------          -----------

      Net Expenses                                                   31,904               84,530
                                                             --------------          -----------

NET INVESTMENT LOSS                                                 (25,527)             (59,700)
                                                             --------------          -----------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS:

Net Realized Gain (Loss) on Security Transactions                     2,902           (2,546,640)

Change in Unrealized Appreciation (Depreciation)
  on Investments                                                    221,923             (532,371)
                                                             --------------          -----------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                        224,825           (3,079,011)

Change in Management Incentive Fee                                      ---              307,901
                                                             --------------          -----------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                $        199,298        $  (2,830,810)
                                                             ==============          ===========


      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                            April 30,
                                                                 2003                        2002
                                                       -----------------------     -----------------------
INVESTMENT INCOME:

Interest Income                                        $                 3,147     $                 9,537
Dividend Income                                                             91                         ---
                                                       -----------------------     -----------------------

     Total Income                                                        3,238                       9,537
                                                       -----------------------     -----------------------
EXPENSES:

Professional Fees                                                       19,501                      31,845
Directors' Fees (Note 2)                                                14,630                      14,630
Management Investment Advisory Fees (Note 2)                            12,808                      21,714
Shareholder Reports                                                      5,023                       5,023
Administrative Fees (Note 2)                                             2,794                       2,173
Insurance Expense                                                          985                       1,279
Custodial Fees                                                             270                       3,505
Miscellaneous Expense                                                      365                          80
                                                       -----------------------     -----------------------

     Total Expenses                                                     56,376                      80,249

Fees Waived and Expenses Reimbursed by Adviser
(Note 2)                                                               (43,682)                    (38,693)
                                                       -----------------------     -----------------------

     Net Expenses                                                       12,694                      41,556
                                                       -----------------------     -----------------------

NET INVESTMENT LOSS                                                     (9,456)                    (32,019)
                                                       -----------------------     -----------------------

REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS:

Net Realized Gain on Security Transactions                                 ---                       3,361

Change in Unrealized Appreciation (Depreciation)
 on Investments                                                        235,930                  (3,420,628)
                                                       -----------------------     -----------------------

NET REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS                                            235,930                  (3,417,267)

Change in Management Incentive Fee                                         ---                     341,727
                                                       -----------------------     -----------------------

NET INCREASE (DECREASE) IN NET ASSETS
 RESULTING FROM OPERATIONS                             $               226,474     $            (3,107,559)
                                                       =======================     =======================

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets (Unaudited)
--------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                            April 30,
                                                                 2003                        2002
                                                      ------------------------     ------------------------
OPERATIONS:

Net Investment Loss                                   $                (25,527)    $                (59,700)
Net Realized Gain (Loss) on Investments                                  2,902                   (2,546,640)
Change in Unrealized Appreciation (Depreciation) on
Investments                                                            221,923                     (532,371)
Change in Allowance for Management
 Incentive Fee                                                             ---                      307,901
                                                      ------------------------     ------------------------

Net Increase (Decrease) in Net Assets
 Resulting From Operations                                             199,298                   (2,830,810)

DISTRIBUTIONS TO SHAREHOLDERS FROM:

Return of Capital                                                          ---                   (2,905,629)
                                                      ------------------------     ------------------------

NET INCREASE (DECREASE) IN NET ASSETS                                  199,298                   (5,736,439)

NET ASSETS:

Beginning of Period                                                  3,980,977                   14,135,475
                                                      ------------------------     ------------------------

End of Period                                         $              4,180,275     $              8,399,036
                                                      ========================     ========================

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                 Six Months Ended April 30,

                                                                                   2003              2002
                                                                          ------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Increase (Decrease) in Net Assets resulting from Operations .......   $      199,298    $   (2,830,810)

  Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
      Change in unrealized (appreciation) depreciation on investments ....         (221,923)          532,371
      Change in short-term investments ...................................         (693,176)        1,709,638
      Proceeds from dispositions of investments ..........................          420,777           583,134
      Realized loss (gain) on investments ................................           (2,902)        2,546,640
      Decrease in interest receivable ....................................              244               542
      Decrease in receivable from investment adviser .....................          436,280           443,678
      Decrease in prepaid insurance ......................................            1,563             3,372
      Decrease in expenses payable .......................................          (84,199)          (99,168)
                                                                             --------------    --------------

       Net cash provided by operating activities .........................           55,962         2,889,397
                                                                             --------------    --------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to shareholders ..........................................               --        (2,905,629)
                                                                             --------------    --------------

       Net cash provided by financing activities .........................               --        (2,905,629)
                                                                             --------------    --------------

       Net change in cash ................................................           55,962           (16,232)
                                                                             --------------    --------------

        Cash at beginning of period ......................................               --            16,232
                                                                             --------------    --------------
        Cash at end of period ............................................   $       55,962    $           --
                                                                             ==============    ==============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Financial Highlights (Unaudited)
--------------------------------------------------------------------------------

Per Share Operating Performance: (1)

                                                                          Six Months Ended
                                                                           April 30, 2003
                                                                  2003                        2002
                                                         ----------------------      ----------------------
NET ASSET VALUE, BEGINNING OF PERIOD                     $                98.39      $               349.34

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                                       (0.63)                      (1.47)
Net Realized and Unrealized Gain (Loss) on Investments                     5.55                      (76.10)
Change in Allowance for Management Incentive Fee                             --                        7.61
                                                         ----------------------      ----------------------

   Total from Investment Operations                                        4.92                      (69.96)
                                                         ----------------------      ----------------------

DISTRIBUTIONS:

Return of Capital                                                            --                      (71.81)
                                                         ----------------------      ----------------------
   Total Distributions                                                       --                      (71.81)
                                                         ----------------------      ----------------------

NET ASSET VALUE, END OF PERIOD                           $               103.31      $               207.57
                                                         ======================      ======================

TOTAL NET ASSET VALUE RETURN (3),(4)                                       5.01%                     (20.03)%
                                                         ======================      ======================

Ratios and supplemental data:
Net Assets, End of Period (000's)                        $                4,180      $                8,399
Ratios to Average Net Assets (2)
  Gross Expenses (5)                                                       5.62%                       3.39%
  Net Expenses                                                             1.58%                       1.49%
  Net Investment (Loss)                                                   (1.26)%                     (1.05)%
Portfolio Turnover (3)                                                     0.00%                       0.00%

(1)  For a share outstanding throughout the period
(2)  Annualized
(3)  Non-annualized
(4) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not calculated.
(5) Expense ratio before waiver of fees and reimbursement of expenses by adviser.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

                     UST Private Equity Investors Fund, Inc.

                    Notes to Financial Statements (Unaudited)

                                 April 30, 2003

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

     The financial information for the Company as of April 30, 2003 and 2002 and for the three and six-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended October 31, 2002. Operating results for the three or six months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

          The valuation of the Company's private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

          At April 30, 2003, market quotations were not readily available for securities valued at $3,060,581. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     (c) Repurchase agreements:

          The Company enters into agreements to purchase securities and to resell them at a future date. It is the Company's policy to take receipt of securities purchased and to ensure that the market value of the collateral including accrued interest is sufficient to protect the Company from losses incurred in the event the counterparty does not repurchase the securities. If the seller defaults and the value of the collateral declines or if bankruptcy proceedings are commenced with respect to the seller of the security, realization of the collateral by the Company may be delayed or limited.

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

          At April 30, 2003, the tax basis of the Company's investments for federal income tax purposes amounted to $10,197,688. The net unrealized depreciation amounted to $6,031,457, which is comprised of gross unrealized appreciation of $752,813 and aggregate gross unrealized depreciation of $6,784,270.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served during the reporting period as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds. Pursuant to a sub-advisory agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served during the reporting period as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser.

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

     U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, will serve as Managing Investment Adviser to the Company. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. has assumed the duties and obligations of U.S. Trust Company under the Agreement. The merger will have no impact on the management or operations of the investment advisory functions performed for the Company and does not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments. This reimbursement amounted to $81,526 for the six months ended April 30, 2003.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the six-month period ended April 30, 2003 were $0 and $0 respectively. Excluding short-term investments, the Company's purchases and sales of securities for the six-month period ended April 30, 2002 were $0 and $3,361 respectively.

     The Company received distributions from private investment funds in the amount of $420,777 for the six-month period ended April 30, 2003. The Company received distributions from private investment funds in the amount of $579,773 for the six-month period ended April 30, 2002.

Note 4 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the six-month period ended

April 30, 2003. There were no transactions with companies, which are or were affiliates during the period.

                     Independent Accountant's Review Report

To the Shareholders and Board of Directors of UST Private Equity Investors Fund, Inc.

We have reviewed the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc. ("the Fund"), including the portfolio of investments, as of April 30, 2003, the related statements of operations for the three-month and six-month periods ended April 30, 2003 and 2002, and the statement of changes in net assets, the statement of cash flows, and the financial highlights for the six-month periods ended April 30, 2003 and 2002. These financial statements and financial highlights are the responsibility of the Fund's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2002, the related statements of operations and cash flows for the year then ended, the statement of changes in net assets for each of the two years then ended and the financial highlights for each of the five years then ended (not presented herein) and in our report dated December 17, 2002, we expressed an unqualified opinion on such financial statements and financial highlights.

                                ERNST & YOUNG LLP

Boston, Massachusetts
June 11, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six-month Period Ended April 30, 2003 as Compared to the Similar Period in 2002

Realized and Unrealized Gains and Losses from Portfolio Investments

      For the six-month periods ended April 30, 2003 and 2002, the Company had a net realized gain/loss on security transactions of $2,902 and ($2,546,640), respectively. For the six-month periods ended April 30, 2003 and 2002, the Company had a net change in unrealized appreciation/(depreciation) on investments of $221,923 and ($532,371), respectively. The realized gain for the period ended April 30, 2003 was the result of a final distribution received from the Company's investment in CommSite International. The realized loss recorded for the period ended April 30, 2002 was principally the result of a write-off on AbTox, Inc. after the conclusion of the company's bankruptcy proceeding. The net change in unrealized appreciation/(depreciation) for the period ended April 30, 2003 was due to increases in the valuations of private investment funds. For the same period ended April 30, 2002, the net change in unrealized appreciation was principally the result of a reclassification of AbTox from unrealized depreciation to realized loss (an increase), offset by declines in the valuations of private investment funds held by the Company.

Investment Income and Expenses

      For the six-month period ended April 30, 2003, the Company had investment income of $6,377 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below) of $31,904, resulting in a net investment loss of ($25,527) as compared to investment income of $24,830 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $84,530 resulting in a net investment loss of ($59,700) for the six-month period ended April 30, 2002. The primary reason for the decrease in investment income was a decrease in assets invested in short-term instruments as well as a decline in short-term interest rates. Net expenses declined mainly as a result of the reduction in management advisory fees and professional fees.

      For the three-month period ended April 30, 2003, the Company had investment income of $3,238 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below) of $12,694, resulting in a net investment loss of ($9,456) as compared to investment income of $9,537 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $41,556, resulting in a net investment loss of ($32,019) for the three-month period ended April 30, 2002. The decrease in investment income was a result of the decrease in assets invested in short-term instruments as well as a decline in short-term interest rates. Net expenses declined because of a reduction in management advisory fees and professional fees.

      United States Trust Company of New York and U.S. Trust Company (together, the "Managing Investment Adviser") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the six-month periods ended April 30, 2003 and 2002, the Managing Investment Adviser earned $24,797 and $61,986 in management advisory fees, respectively. In addition, for the six-month periods ended April 30, 2003 and 2002, the change in allowance for the management incentive fee was $0 and $307,901, respectively. As of April 30, 2003, there is no incentive fee receivable from the Managing Investment Adviser or payable by the Company. There was an incentive fee receivable to the Company by the Managing Investment Adviser of $307,901 at April 30, 2002. For the six-month periods ended April 30, 2003 and 2002, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $81,526 and $107,539, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets

      At April 30, 2003, the Company's net assets were $4,180,275 or a net asset value per common share of

$103.31, up $4.92 per share. This represents an increase of $199,298 from net assets of $3,980,977 at October 31, 2002 or a net asset value per common share of $98.39. This increase is principally the result of an increase in the valuations of private investment funds held by the Company.

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

      The Company made no follow-on investments in the six-month period ended April 30, 2002. At April 30, 2003, the Company held $55,962 in cash and $1,105,650 in short-term investments as compared to $0 in cash and $412,474 in short-term investments at October 31, 2002. The change in short-term investments from October 31, 2002 was the result of distributions received from private investment funds as well as the prior year incentive fee receivable paid by the Managing Investment Adviser. As of April 30, 2003, the Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million, and does not intend to make follow-on investments in the future.

      The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

      Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition, because in total, they currently represent 73.2% of the Company's net assets at April 30, 2003. During the six-month period ended April 30, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $221,923 increase in net asset value.

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

      The valuation of the Company's private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

      The Managing Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities, which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

      At April 30, 2003, the Company's investment portfolio consisted of securities of private investment funds, currently representing 73.2% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At April 30, 2003, the Company directly held no investments in the equity securities of public companies.

Item 4. Controls and Procedures.

      (a) The Company has established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to its Co-Chief Executive Officers and its Treasurer. The Company has established a Disclosure Committee, which is made up of several key management employees of the Managing Investment Adviser and its affiliates, that report directly to the Company's Co-Chief Executive Officers and Treasurer. The Disclosure Committee monitors and evaluates these disclosure controls and procedures. The Co-Chief Executive Officers and Treasurer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report. Based on this evaluation, the Co-Chief Executive Officers and Treasurer have concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that material information relating to the Company was made known to them during the period covered in this report. However, at the time the evaluation occurred, it was noted that the quarterly reports of the Company filed on Form 10-Q for the fiscal quarters ended April 30, 2001 and 2002 and July 31, 2001 and 2002 did not include Statements of Operations for the three month periods then ended and for the corresponding periods of the prior years. Such information is included in this Quarterly Report on Form 10-Q, and the Company will file appropriate amendments to its prior Reports.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Shareholders of the Company was held at the offices of United States Trust Company 114 West 47th Street, New York, New York 10036 at 10:00 a.m. (New York time) on March 21, 2003 (the "Meeting"). Of the 40,463 shares outstanding as of January 24, 2003, the record date for the Meeting, 21,226 were present or represented by proxy at the Meeting. The shareholders of the Company approved the following matter: to elect each of Mr. Hover, Mr. Bernstein, Mr. Murphy and Mr. Imbimbo as Directors of the Company. The results of the voting for this proposal were as follows:

     1. Election of Directors:              For        Withheld
                                            ---        --------

          John C. Hover II                21,071         155
          Gene M. Bernstein               21,121         105
          Stephen V. Murphy               21,121         105
          Victor F. Imbimbo, Jr.          21,121         105

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        15 Independent Accountants' Acknowledgement Letter

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

                                   UST PRIVATE EQUITY INVESTORS FUND, INC.

Date: June 16, 2003                By:  /s/ David I. Fann
                                       -----------------------------------------
                                        David I. Fann
                                        Co-Chief Executive Officer

Date: June 16, 2003                By:  /s/ Douglas A. Lindgren
                                       -----------------------------------------
                                        Douglas A. Lindgren
                                        Co-Chief Executive Officer

Date: June 16, 2003                By:  /s/ Robert F. Aufenanger
                                       -----------------------------------------
                                        Robert F. Aufenanger
                                        Treasurer
                                        (Principal Financial Officer)

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

Date: June 16, 2003

/s/ David I. Fann
-----------------------
David I. Fann, Co-Chief Executive Officer

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

Date: June 16, 2003

/s/ Douglas A. Lindgren
---------------------------
Douglas A. Lindgren, Co-Chief Executive Officer

                           CERTIFICATION OF TREASURER

I, Robert F. Aufenanger, certify that:

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

Date: June 16, 2003

/s/ Robert F. Aufenanger
----------------------------
Robert F. Aufenanger, Treasurer