Form 10-Q
period 2003-07-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2003-09-15
CIK 930454

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.

For the quarterly period ended July 31, 2003
                               -------------------------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.


For the transition period from _______________ to ______________________________

                        Commission file number 000-24856

                    UST PRIVATE EQUITY INVESTORS FUND, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                                       13-3786385
------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)     (I.R.S. Employer Identification No.)

114 West 47th Street, New York, NY                                    10036-1532
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ----------------------------

_________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since last Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     As of September 1, 2003, there were 40,463 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

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

         INDEX                                                                                   PAGE NO.
         -----                                                                                   --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.                                                                      1

         Portfolio of Investments as of July 31, 2003.                                              2

         Statement of Assets and Liabilities at July 31, 2003 and October 31, 2002.                 3

         Statement of Operations for the nine-month periods ended July 31, 2003 and July
         31, 2002.                                                                                  4

         Statement of Operations for the three-month periods ended July 31, 2003 and July
         31, 2002.                                                                                  5

         Statement of Changes in Net Assets for the nine-month periods ended July 31, 2003
         and July 31, 2002.                                                                         6

         Statement of Cash Flows for the nine-month periods ended July 31, 2003 and July
         31, 2002.                                                                                  7

         Financial Highlights for the nine-month periods ended July 31, 2003 and July 31,
         2002.                                                                                      8

         Notes to Financial Statements.                                                             9

         Independent Accountants' Review Report.                                                   12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.                                                                               13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.                               15

Item 4.  Controls and Procedures.
                                                                                                   15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                                        15

Item 2.  Changes in Securities and Use of Proceeds.                                                15

Item 3.  Defaults Upon Senior Securities.                                                          15

Item 4.  Submission of Matters to a Vote of Security Holders.                                      15

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)

                                                       July 31, 2003
                                          --------------------------------------
PORTFOLIO STRUCTURE                             Value            Percent of Net
-------------------                                                  Assets
                                          ------------------    ----------------

PRIVATE INVESTMENT FUNDS                     $2,894,805               72.35%


PRIVATE COMPANIES                                   ---                0.00%


SHORT-TERM INVESTMENTS:

     AGENCY OBLIGATIONS                       1,025,000               25.62%

     INVESTMENT COMPANIES                        30,822                0.77%
                                             ----------        ------------

TOTAL INVESTMENTS                             3,950,627               98.74%
OTHER ASSETS & LIABILITIES (NET)                 50,376                1.26%
                                             ----------        ------------

NET ASSETS                                   $4,001,003              100.00%
                                             ==========        ============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Unaudited)

                                                                                              July 31, 2003

  Principal                                                                           Acquisition            Value
Amount/Shares                                                                           Date ##             (Note 1)
-------------                                                                           -------             --------
AGENCY OBLIGATIONS - 25.62%
$ 1,025,000     Federal Home Loan Mortgage Corporation Discount Notes 1.00%, 8/01/03
                 (Cost $1,025,000)                                                                      $   1,025,000
                                                                                                        -------------

PRIVATE INVESTMENT FUNDS #, @ - 72.35%

                Allegra Capital Partners III, LP (Cost $1,069,666)                   03/96 to 04/00           171,145
              + Brentwood Associates Buyout Fund II, LP (Cost $986,605)              01/96 to 04/00           291,712
             ++ Bruckmann, Rosser, Sherrill & Co., LP (Cost $972,340)                12/95 to 04/00         1,546,194
                Morgenthaler Venture Partners IV, LP (Cost $706,879)                 12/95 to 04/00           365,555
                Sevin Rosen Fund V, LP (Cost $1,722,502)                             04/96 to 04/00           308,658
                Vanguard V, LP (Cost $1,484,045)                                     05/96 to 02/99           211,541
                                                                                                        -------------
                    Total - Private Investment Funds (Cost $6,942,037)                                      2,894,805



PRIVATE COMPANIES #, @ - 0.00%
     Common Preferred Stocks - 0.00%
         Medical Devices - 0.00%
    515,464     **Cardiopulmonary Corp., Series D                                          11/96                  ---
     35,294     **Cardiopulmonary Corp., Series F                                          07/98                  ---
                                                                                                        -------------
                     Total - Private Companies (Cost $2,150,000)                                                  ---


INVESTMENT COMPANIES - 0.77%
    30,822      Dreyfus Government Cash Management Fund (Cost $30,822)                                         30,822
                                                                                                        -------------


TOTAL INVESTMENTS (Cost $10,147,859*) - 98.74%                                                              3,950,627
OTHER ASSETS & LIABILITIES (NET) - 1.26%                                                                       50,376
                                                                                                        -------------

NET ASSETS -- 100.00%                                                                                   $   4,001,003
                                                                                                        =============

*  Aggregate cost for federal tax and book purposes.
** At July 31, 2003, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at July 31, 2003 was $0.
#  Non-income producing securities.
## Required disclosure for restricted securities only.
@ Restricted as to public resale. Acquired between December 1, 1995 and April 30, 2000. Total cost of restricted securities at July 31, 2003 aggregated $9,092,037. Total market value of restricted securities owned at July 31, 2003 was $2,894,805 or 72.35% of net assets.
+ At July 31, 2003, the Company owned 1.03% of Brentwood Associates Buyout Fund II, L.P. ("Brentwood"). Brentwood owns multiple classes of securities of FleetPride Corporation with an aggregate value of $28,309,988, which is a United States entity in the heavy duty vehicle parts distribution industry. The Company's pro rata share of Brentwood's investment in FleetPride Corporation is $291,593 (7.29% of net assets).
++ At July 31, 2003, the Company owned 0.53% of Bruckmann, Rosser, Sherrill &
   Co., LP ("BRS"). BRS owns multiple classes of securities of Town Sports International and H&E Equipment, each with an aggregate value of $93,900,000 and $41,300,000, respectively, which are United States entities in the health club industry and heavy duty equipment rental industry, respectively. The Company's pro rata share of BRS's investment in Town Sports International is $497,670 (12.44% of net assets), and its investment in H&E Equipment is $218,890 (5.47% of net assets).

     Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Statement of Assets and Liabilities

                                                   July 31, 2003    October 31, 2002
                                                  --------------- -------------------
                                                     (Unaudited)
ASSETS:

Investment Securities, at Cost                     $ 10,147,859      $  9,922,387
                                                   ============      ============

Investment Securities, at Value                    $  3,950,627      $  3,669,007


Cash                                                    103,525               ---
Receivables:
   Interest                                                  25               274
   From Investment Adviser (Note2)                       41,133           479,962
Prepaid Assets                                              936             3,148
                                                   ------------      ------------

      Total Assets                                    4,096,246         4,152,391
                                                   ------------      ------------

LIABILITIES:

Directors' Fees Payable (Note 2)                         44,876            60,000
Professional Fees Payable                                32,861            83,254
Management Fees Payable (Note 2)                         12,242            13,714
Administration Fees Payable (Note 2)                      2,136             1,865
Accrued Expenses and Other Payables                       3,128            12,581
                                                   ------------      ------------

      Total Liabilities                                  95,243           171,414
                                                   ------------      ------------

NET ASSETS                                         $  4,001,003      $  3,980,977
                                                   ============      ============

NET ASSETS consist of:

Undistributed Net Investment Loss                  $    (39,024)     $        ---
Accumulated Net Realized Loss on Investments         (6,140,240)       (6,143,142)
Net Unrealized Depreciation on Investments           (6,197,232)       (6,253,380)
Par Value                                                   405               405
Paid in Capital                                      16,377,094        16,377,094
                                                   ------------      ------------

      Total Net Assets                             $  4,001,003      $  3,980,977
                                                   ============      ============

Shares of Common Stock Outstanding                       40,463            40,463
                                                   ------------      ------------

NET ASSET VALUE PER SHARE                          $      98.88      $      98.39
                                                   ============      ============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)

                                                                      Nine Months Ended
                                                                           July 31,
                                                                   2003               2002
                                                             --------------      --------------
INVESTMENT INCOME:

Interest Income                                              $        8,910      $       30,858
Dividend Income                                                         472                 ---
                                                             --------------      --------------

      Total Income                                                    9,382              30,858
                                                             --------------      --------------

EXPENSES:

Professional Fees                                                    60,270              97,682
Directors' Fees (Note 2)                                             44,876              44,876
Management Investment Advisory Fees (Note 2)                         37,038              91,537
Shareholder Reports                                                  15,408              15,409
Administrative Fees (Note 2)                                          8,950              17,559
Insurance Expense                                                     2,578               5,086
Custodial Fees                                                          822              12,192
Miscellaneous Expense                                                 1,122               1,122
                                                             --------------      --------------

      Total Expenses                                                171,064             285,463

Fees Waived and Expenses Reimbursed by Adviser (Note 2)            (122,658)           (169,417)
                                                             --------------      --------------

      Net Expenses                                                   48,406             116,046
                                                             --------------      --------------

NET INVESTMENT LOSS                                                 (39,024)            (85,188)
                                                             --------------      --------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS:

Net Realized Gain (Loss) on Security Transactions                     2,902          (2,546,640)

Change in Unrealized Appreciation (Depreciation)
  on Investments                                                     56,148          (1,910,076)
                                                             --------------      --------------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                         59,050          (4,456,716)

Change in Management Incentive Fee                                      ---             425,788
                                                             --------------      --------------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                  $       20,026      $   (4,116,116)
                                                             ==============      ==============

     Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Statement of Operations (Unaudited)

                                                                   Three Months Ended
                                                                         July 31,
                                                                  2003              2002
                                                             --------------     -------------
INVESTMENT INCOME:

Interest Income                                              $        2,922     $       6,028
Dividend Income                                                          83               ---
                                                             --------------     -------------

      Total Income                                                    3,005             6,028
                                                             --------------     -------------

EXPENSES:

Professional Fees                                                    20,316            32,918
Directors' Fees (Note 2)                                             15,123            15,123
Management Investment Advisory Fees (Note 2)                         12,241            29,551
Shareholder Reports                                                   5,192             5,192
Administrative Fees (Note 2)                                          3,222             4,409
Insurance Expense                                                       862             1,714
Custodial Fees                                                          300             4,109
Miscellaneous Expense                                                   378               378
                                                             --------------     -------------

      Total Expenses                                                 57,634            93,394

Fees Waived and Expenses Reimbursed by Adviser (Note 2)             (41,132)          (61,878)
                                                             --------------     -------------

      Net Expenses                                                   16,502            31,516
                                                             --------------     -------------

NET INVESTMENT LOSS                                                 (13,497)          (25,488)
                                                             --------------     -------------

REALIZED AND UNREALIZED
  LOSS ON INVESTMENTS:

Net Realized Loss on Security Transactions                              ---               ---

Change in Unrealized Depreciation on Investments

                                                                   (165,775)       (1,377,705)
                                                             --------------     -------------

NET REALIZED AND UNREALIZED
  LOSS ON INVESTMENTS                                              (165,775)       (1,377,705)

Change in Management Incentive Fee                                      ---
                                                                                      117,887
                                                             --------------     -------------

NET DECREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                  $     (179,272)   $   (1,285,306)
                                                             ==============     =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

UST Private Equity Investors Fund, Inc.
Statement of Changes in Net Assets (Unaudited)

                                                                     Nine Months Ended
                                                                         July 31,
                                                              2003                   2002
                                                         --------------          --------------
OPERATIONS:

Net Investment Loss                                      $      (39,024)         $      (85,188)
Net Realized Gain (Loss) on Investments                           2,902              (2,546,640)
Change in Unrealized Appreciation (Depreciation)
  on Investments                                                 56,148              (1,910,076)
Change in Allowance for Management
  Incentive Fee                                                     ---                 425,788
                                                         --------------          --------------
Net Increase (Decrease) in Net Assets
  Resulting From Operations                                      20,026              (4,116,116)

DISTRIBUTIONS TO SHAREHOLDERS:

Return of Capital                                                   ---              (2,905,629)
                                                         --------------          --------------

NET INCREASE (DECREASE) IN NET ASSETS                            20,026              (7,021,745)

NET ASSETS:

Beginning of Period                                           3,980,977              14,135,475
                                                         --------------          --------------

End of Period                                            $    4,001,003          $    7,113,730
                                                         ==============          ==============

     Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Statement of Cash Flows (Unaudited)

                                                                                              Nine Months Ended July 31,
                                                                                                 2003          2002
                                                                                             -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Increase (Decrease) in Net Assets Resulting from Operations ........................    $    20,026    $ (4,116,116)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
   Change in unrealized (appreciation) depreciation on investments ......................        (56,148)      1,910,076
   Change in short-term investments .....................................................       (643,348)      1,704,311
   Proceeds from dispositions of investments ............................................        420,778         583,134
   Realized loss (gain) on investments ..................................................         (2,902)      2,546,640
   Decrease in interest receivable ......................................................            249           2,038
   Decrease in receivable from investment adviser .......................................        438,829         301,626
   Decrease in prepaid insurance ........................................................          2,212           4,726
   Decrease in expenses payable .........................................................        (76,171)        (47,038)
                                                                                             -----------    ------------

    Net cash provided by operating activities ...........................................        103,525       2,889,397
                                                                                             -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution to shareholders ...........................................................            ---      (2,905,629)
                                                                                             -----------    ------------

    Net cash provided by financing activities ...........................................            ---      (2,905,629)
                                                                                             -----------    ------------

    Net change in cash ..................................................................        103,525         (16,232)
                                                                                             -----------    ------------

     Cash at beginning of period ........................................................            ---          16,232
                                                                                             -----------    ------------
     Cash at end of period ..............................................................    $   103,525    $        ---
                                                                                             ===========    ============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

UST Private Equity Investors Fund, Inc.
Financial Highlights (Unaudited)

Per Share Operating Performance: (1)

                                                                                   Nine Months Ended
                                                                                     July 31, 2003
                                                                               2003                2002
                                                                           ------------        ------------
NET ASSET VALUE, BEGINNING OF PERIOD                                       $      98.39        $     349.34

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                                               (0.96)              (2.10)
Net Realized and Unrealized Gain (Loss) on Investments                             1.45             (110.14)
Change in Allowance for Management Incentive Fee                                     --               10.52
                                                                           ------------        ------------

     Total from Investment Operations                                              0.49             (101.72)
                                                                           ------------        ------------

DISTRIBUTIONS:

Return of Capital                                                                    --              (71.81)
                                                                           ------------        ------------
     Total Distributions                                                             --              (71.81)
                                                                           ------------        ------------

NET ASSET VALUE, END OF PERIOD                                             $      98.88        $     175.81
                                                                           ============        ============

TOTAL NET ASSET VALUE RETURN (3),(4)                                               0.50%             (29.12)%
                                                                           ============        ============

Ratios and supplemental data:
Net Assets, End of Period (000's)                                          $      4,001        $      7,114
Ratios to Average Net Assets (2)
   Gross Expenses (5)                                                              5.66%               3.70%
   Net Expenses                                                                    1.60%               1.50%
   Net Investment (Loss)                                                          (1.29)%             (1.10)%
Portfolio Turnover (3)                                                             0.00%               0.00%

(1)  For a share outstanding throughout the period.
(2)  Annualized
(3)  Non-annualized
(4) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not calculated.
(5) Expense ratio before waiver of fees and reimbursement of expenses by adviser.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

                     UST Private Equity Investors Fund, Inc.

                    Notes to Financial Statements (Unaudited)

                                  July 31, 2003

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

      The financial information for the Company as of July 31, 2003 and 2002 and for the three and nine-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended October 31, 2002. Operating results for the three or nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

          At July 31, 2003, market quotations were not readily available for securities valued at $2,894,805. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          The Company has an unused capital loss carryforward at October 31, 2002 of $6,143,142 available for income tax purposes, to be applied against future net security profits, if any, realized after October 31, 2002. If not applied, $2,261,586 of the carryover will expire in 2009 and $3,881,556 will expire in 2010.

          At July 31, 2003, the tax basis of the Company's investments for federal income tax purposes amounted to $10,147,859. The net unrealized depreciation amounted to $6,197,232 which is comprised of gross unrealized appreciation of $573,853 and aggregate gross unrealized depreciation of $6,771,085.

     Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Prior to June 1, 2003, and pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Portfolio Companies or Private Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Portfolio Companies or Private Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served during the reporting period as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser.

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

     U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. has assumed the duties and obligations of U.S. Trust under the Agreement. Pursuant to a termination agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., the Sub-Advisory Agreement terminated on June 1, 2003. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, serves with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, as Managing Investment Adviser to the Company with no investment sub-adviser. The merger will have no impact on the management or operations of the investment advisory functions performed for the Company, and does not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

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

     The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's average net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments. This reimbursement amounted to $122,658 for the nine-month period ended July 31, 2003.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the nine-month period ended July 31, 2003 were $0 and $0 respectively. Excluding short-term investments, the Company's purchases and sales of securities for the nine-month period ended July 31, 2002 were $0 and $3,361 respectively.

     The Company received distributions from private investment funds in the amount of $417,875 for the nine-month period ended July 31, 2003. The Company received distributions from private companies in the amount of $2,902 for the nine-month period ended July 31, 2003. The Company received distributions from private investment funds in the amount of $579,773 for the nine-month period ended July 31, 2002.

Note 4 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the nine-month period ended July 31, 2003. There were no transactions with companies, which are or were affiliates during the period.

                     Independent Accountants' Review Report

To the Shareholders and Board of Directors of UST Private Equity Investors Fund, Inc.

We have reviewed the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc. ("the Fund"), including the portfolio of investments, as of July 31, 2003, the related statements of operations for the three-month and nine-month periods ended July 31, 2003 and 2002, the statement of changes in net assets, the statement of cash flows, and the financial highlights for the nine-month periods ended July 31, 2003 and 2002. These financial statements and financial highlights are the responsibility of the Fund's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2002, the related statements of operations and cash flows for the year then ended, the statement of changes in net assets for each of the two years then ended and the financial highlights for each of the five years then ended (not presented herein) and in our report dated December 17, 2002, we expressed an unqualified opinion on those financial statements and financial highlights. In our opinion, the information set forth in the accompanying condensed balance sheet as of October 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                               ERNST & YOUNG LLP

Boston, Massachusetts
September 5, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nine-month Period Ended July 31, 2003 as Compared to the Similar Period in 2002

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the nine-month periods ended July 31, 2003 and 2002, the Company had a net realized gain/(loss) on security transactions of $2,902 and ($2,546,640), respectively. For the nine-month periods ended July 31, 2003 and 2002, the Company had a net change in unrealized appreciation/(depreciation) on investments of $56,148 and ($1,910,076), respectively. The realized gain for the period ended July 31, 2003 was the result of a final distribution received from the Company's investment in CommSite International. The realized loss recorded for the period ended July 31, 2002 was principally the result of a write-off on AbTox, Inc. after the conclusion of the company's bankruptcy proceeding. The net change in unrealized appreciation/(depreciation) for the nine-month period ended July 31, 2003 was due to increases in the valuations of private investment funds. For the same period ended July 31, 2002, the net change in unrealized depreciation was principally the result of declines in the valuations of private investment funds. This decline was partially offset by a reclassification of AbTox, a private company investment, from unrealized depreciation to realized loss, resulting in an increase in unrealized appreciation.

Investment Income and Expenses

     For the nine-month period ended July 31, 2003, the Company had investment income of $9,382 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below) of $48,406, resulting in a net investment loss of ($39,024) as compared to investment income of $30,858 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $116,046 resulting in a net investment loss of ($85,188) for the nine-month period ended July 31, 2002. The primary reason for the decrease in investment income was a decrease in assets invested in short-term instruments as well as a decline in short-term interest rates. Net expenses declined mainly as a result of the reduction in management advisory fees and professional fees.

     For the three-month period ended July 31, 2003, the Company had investment income of $3,005 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below) of $16,502, resulting in a net investment loss of ($13,497) as compared to investment income of $6,028 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $31,516, resulting in a net investment loss of ($25,488) for the three-month period ended July 31, 2002. The decrease in investment income was a result of the decrease in assets invested in short-term instruments as well as a decline in short-term interest rates. Net expenses declined because of a reduction in management advisory fees and professional fees.

     United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, and U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (together, the "Managing Investment Adviser"), provide investment management and administrative services required for the operation of the Company. The term Managing Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such management fee is determined and payable quarterly. For the nine-month periods ended July 31, 2003 and 2002, the Managing Investment Adviser earned $37,038 and $91,537 in management advisory fees, respectively. In addition, for the nine-month periods ended July 31, 2003 and 2002, the change in allowance for the management incentive fee was $0 and $425,788, respectively. As of July 31, 2003, there is no incentive fee receivable from the Managing Investment Adviser or payable by the Company. There was an incentive fee receivable to the Company by the Managing Investment Adviser of $425,788 at July 31, 2002. For the nine-month periods ended July 31, 2003 and 2002, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $122,658 and

$169,417, respectively, as a result of expenses incurred in excess of those permitted pursuant to the Company's prospectus.

Net Assets

     At July 31, 2003, the Company's net assets were $4,001,003 or a net asset value per common share of $98.88, up $0.49 per share from a net asset value per common share of $98.39 at October 31, 2002. This represents an increase of $20,026 from net assets of $3,980,977 at October 31, 2002. This increase is principally the result of an increase in the valuations of private investment funds held by the Company during the nine-month period.

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

     The Company made no follow-on investments in the nine-month period ended July 31, 2003. At July 31, 2003, the Company held $103,525 in cash and $1,055,822 in short-term investments as compared to $0 in cash and $412,474 in short-term investments at October 31, 2002. The change in short-term investments from October 31, 2002 was the result of distributions received from private investment funds as well as the prior year incentive fee receivable paid by the Managing Investment Adviser. As of July 31, 2003, the Company has contributed all of its aggregate capital commitments to private funds, a total of $12 million, and does not intend to make follow-on investments in the future.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because they currently represent 72.3% of the Company's net assets at July 31, 2003. During the nine-month period ended July 31, 2003, changes to these estimates resulted in a $56,148 increase in net asset value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     At July 31, 2003, the Company's investment portfolio consisted of securities of private investment funds, currently representing 72.3% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At July 31, 2003, the Company directly held no investments in the equity securities of public companies.

Item 4. Controls and Procedures.

  (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

  (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        15    Independent Accountants' Acknowledgement Letter.

        31.1  Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2  Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.3 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UST PRIVATE EQUITY INVESTORS FUND, INC.


Date: September 15, 2003            By:  /s/ David I. Fann
                                       ------------------------------------
                                         David I. Fann
                                         Co-Chief Executive Officer


Date: September 15, 2003            By:  /s/ Douglas A. Lindgren
                                       ------------------------------------
                                         Douglas A. Lindgren
                                         Co-Chief Executive Officer


Date: September 15, 2003            By:  /s/ Robert F. Aufenanger
                                       ------------------------------------
                                         Robert F. Aufenanger
                                         Treasurer
                                         (Principal Financial Officer)