Form 10-K
period 2003-10-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2004-01-29
CIK 930454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

                        Commission file number: 000-24856

                                   ----------

                     UST PRIVATE EQUITY INVESTORS FUND, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           MARYLAND                                    13-3786385
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

                               225 High Ridge Road
                               Stamford, CT 06905
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (203) 352-4400

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK $0.01 PAR VALUE PER SHARE
                                (Title of Class)

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [_]  No[X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market.

================================================================================

                                TABLE OF CONTENTS

Item No.                                                          Form 10-K
--------                                                         Report Page
                                                                 -----------
                                     PART I

  1.      Business                                                    1
  2.      Properties                                                  4
  3.      Legal Proceedings                                           4
  4.      Submission of Matters to a Vote of Security Holders         4

                                     PART II

  5.      Market for Registrant's Common Equity and Related
          Stockholder Matters                                         4
  6.      Selected Financial Data                                     4
  7.      Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         5
 7A.      Quantitative and Qualitative Disclosures About Market
          Risk                                                        8
  8.      Financial Statements and Supplementary Data                 8
  9.      Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        22
 9A.      Controls and Procedures                                    22

                                    PART III

  10.     Directors and Executive Officers of the Registrant         22
  11.     Executive Compensation                                     25
  12.     Security Ownership of Certain Beneficial Owners and
          Management                                                 25
  13.     Certain Relationships and Related Transactions             26
  14.     Principal Accountant Fees and Services                     26

                                     PART IV

  15.     Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                26

--------------------------------------------------------------------------------
                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

Overview

     UST Private Equity Investors Fund, Inc. (the "Company" or the "Fund") is a Maryland corporation organized on September 16, 1994. The Company is a non-diversified, closed-end management investment company operating as a business development company ("BDC") under the Investment Company Act of 1940 ("Investment Company Act"), as amended, and, in connection with its initial offering of shares, registered said offering of shares under the Securities Act of 1933, as amended. BDCs are a special type of investment company, as defined and regulated by the Investment Company Act of 1940, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company's investment objective is to achieve long-term capital appreciation by investing in private later-stage venture capital and private middle-market companies and in certain venture capital, buyout and private equity funds that the Managing Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

     U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division serves with United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division (each an "Investment Adviser" and together, the "Managing Investment Adviser" or "U.S. Trust") provide investment management services to the Company pursuant to a management agreement dated July 18, 2000 (the "Management Agreement"). U.S. Trust Company, N.A. and United States Trust Company of New York are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Managing Investment Adviser. The Managing Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

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

     Investments Held -- Private Investment Funds

     . Allegra Capital Partners III, L.P. ("Allegra") is a later-stage fund based in New York City. Allegra invests primarily in companies in the telecommunications, software and service industries with Internet-driven strategies. Allegra has drawn all of the Fund's $2 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $3.5 million.

     . Brentwood Associates Buyout Fund II, L.P. ("Brentwood") is a buyout and consolidation fund based in Westwood, CA. Brentwood's strategy is to identify industries with consolidation characteristics, develop a strategy for implementation and recruit management to execute that strategy. Brentwood has drawn all of the Fund's $2 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $1.5 million.

     . Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS") is a leveraged buyout fund based in New York City. BRS has drawn all of the Fund's $2 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $2.1 million.

     . Morgenthaler Venture Partners IV, L.P. ("Morgenthaler") is primarily an early stage venture capital fund, investing largely in information technology and healthcare companies, but also investing in buyouts of basic businesses. Morgenthaler has drawn all of the Fund's $2 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $3.9 million.

     . Sevin Rosen Fund V, L.P. ("Sevin Rosen") invests in early-stage technology companies, focusing specifically on companies in communications and eBusiness infrastructure and solutions, as well as companies with Internet-enabled business models. Sevin Rosen has drawn all of the Fund's $2 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $2.3 million.

     . Vanguard V, L.P. ("Vanguard") is an early-stage fund investing in information technology and healthcare. Vanguard has drawn all of the Fund's $2 million commitment. At October 31, 2003, the total value (fair market value plus distributions) of this investment was $5.2 million.

     Investments Sold

     . Accrue Software, Inc. (NASDAQ: ACRU), Cupertino, CA a provider of customer relationship management software, acquired NeoVista Software for $140 million of Accrue stock. The Fund had invested $1.0 million in NeoVista. The Fund liquidated its shares of Accrue, and realized proceeds of $1.3 million or 1.3x its original investment in NeoVista.

     . Best Friends Pet Care, Inc., Norwalk, CT, is the largest operator of pet kennels in the United States. The company's facilities offer a wide range of pet services, including boarding, grooming and training. In June 2001, Best Friends was sold to Brynwood Partners IV L.P. The Fund realized net proceeds of $.4 million and realized a loss of $3.1 million.

     . CommSite International, Inc., Vienna, VA, is a provider of wireless towers and construction services. On May 13, 1999, American Tower Corporation (NYSE: AMT) acquired CommSite. The Fund realized its investment cost of $2.7 million from this transaction.

     . Corsair Communications, Inc. (NASDAQ: CAIR), Palo Alto, CA, is a wireless communication infrastructure company providing prepaid cellular handset and fraud detection equipment and software. Corsair completed its initial public offering in July 1997. The Fund sold all of its shares in the company and realized proceeds of $5.1 million or 1.5x on its $3.3 million investment.

     . LogicVision, Inc. (NASDAQ: LGVN), San Jose, CA, is a developer of built-in self-testing technologies used in semiconductor design, testing and manufacture. As semiconductors become more complex, the need to adopt new testing technology becomes critical. LogicVision completed its initial public offering in October 2001. The Fund received proceeds of $.5 million in the sale of LogicVision common stock in 2002 and realized a loss of $1.0 million.

     . QuickLogic Corporation (NASDAQ: QUIK), Sunnyvale, CA, designs, manufactures and markets high-capacity programmable logic semiconductors, known as field programmable gate arrays, along with comprehensive design software. The company's products shorten the design cycle for electronic systems, accelerating time-to-market. QuickLogic completed its initial public offering in October 1999. The Fund sold its shares of QuickLogic for $8.2 million or 2.7x the cost of the original investment.

     . Rental Services Corporation (NYSE: RSV), Scottsdale, AZ, is a consolidator of heavy equipment rental businesses. The Fund invested $1 million in January 1996. In September 1996, Rental Services Corp. completed its initial public offering. The Fund sold its shares in the company for over $3 million and realized a return of 3.1x on its investment.

     . Signius Corporation (formerly known as ProCommunications, Corp.), Somerset, NJ, provides telemessaging services for small and medium sized businesses. In March 2000, Signius was sold for a nominal amount and the Fund realized a $3.4 million loss.

     Investments Written Off

     . AbTox, Inc., Mundelein, IL, manufactured gas plasma sterilizers. The company filed for bankruptcy in 1999 due to operating problems arising from regulatory issues related to one of its products. The Fund received $250,000 as part of the settlement of claims with the bankruptcy trustee in 2001. In 2002, the Fund received a nominal distribution pursuant to AbTox's liquidating plan and realized a $2.6 million loss.

     . Cardiopulmonary Corporation, Milford, CT, is a manufacturer of a smart ventilator, used in the acute and sub-acute hospital market that adapts to patient's changing breathing patterns. The Fund's $2.2 million investment was written off in 2000 as a result of the recapitalization of the company.

     . P2 Holdings Corporation (formerly known as Plynetic Express), San Leandro, CA, was a provider of rapid prototyping and rapid tooling services. The company filed for bankruptcy in 1998 and the Fund received no recovery of its $2.8 million investment.

     . Party Stores Holdings, Inc., Melville, NY, operated the Party Experience, Paperama, and Paper Cutter retail stores and filed for bankruptcy in 1998 and the Fund received no recovery of its $2.1 million investment.

     For additional information concerning the Company's investments, see the financial statements beginning on page 10 of this report.

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

Employees

     At October 31, 2003, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Managing Investment Adviser pursuant to the Management Agreement.

ITEM 2.  PROPERTIES.

     The Company does not own or lease any physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     The Company has 50,000 authorized shares. As of December 31, 2003, 40,463 shares were issued and outstanding. There is no established public trading market for the Company's shares.

Holders

     There were 837 holders of the Company's shares as of December 31, 2003.

Dividends and Distributions

     Fiscal Year Ended October 31, 2003. There were no dividends or distributions paid during fiscal year 2003.

     Fiscal Year Ended October 31, 2002. On January 7, 2002, the Company paid a distribution of $71.81 per share of return of capital. On October 31, 2002, the Company paid a distribution of $34.06 per share of return of capital and a dividend of $4.77 per share of net investment income.

     For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

($ in 000's except for per share data)

Fiscal Year Ended              10/31/03  10/31/02  10/31/01  10/31/00  10/31/99

   Financial Position
Investments in securities         2,789     3,669    13,554    33,028    47,205
Other Assets                        259       483       806       235       561
Total Assets                      3,048     4,152    14,360    33,264    47,765

Notes Payable                        --        --        --        --     7,000
Liabilities                         223       171       225     1,795       470
Net Assets                        2,825     3,981    14,135    31,469    40,295
   Changes in Net Assets
Net investment income (loss)        (48)      (98)     (113)      (50)     (237)
Net gain (loss) on
 investments                     (1,108)   (6,006)  (11,363)   13,344     3,220
Net change in incentive fees         --       426     1,136    (1,334)     (228)
Dividends                            --     4,477     6,994    20,786       368
   Per Share Data
Net Assets                        69.82     98.39    349.34    777.72    995.85
Dividends Paid                       --    110.64    172.84    513.71      9.08


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     At October 31, 2003, the Company held $86,455 in cash and $1,130,706 in short-term investments as compared to $0 in cash and $412,474 in short-term investments at October 31, 2002. During fiscal 2003, the Company received distributions from several of its private investment funds, as well as the payment of the management incentive fee receivable from the Managing Investment Adviser at October 31, 2002. The Company held a Special Meeting of Shareholders on December 23, 2003 for the purpose of seeking shareholder approval of the Purchase and Sale Agreement (the "Agreement" -- see Note 1(a) to the financial statements) and the Plan of Liquidation and Dissolution (the "Plan"). The Agreement and Plan must be approved by a shareholder vote of at least two-thirds of the Company's shares issued and outstanding. Under the Plan, the Company will liquidate its assets, make a provision for the satisfaction of its remaining obligations, and make a final liquidating distribution to its shareholders. At the December 23, 2003 Special Meeting of Shareholders, 53% of the outstanding shares of the company were represented by proxy vote. The Plan must be approved by a shareholder vote of at least two-thirds of the Company's shares issued and outstanding. Therefore, the Special Meeting of Shareholders was adjourned until January 21, 2004 in order to permit the further solicitation of proxy votes. At the January 21, 2004 Special Meeting of Shareholders, the required number of votes were obtained and the Agreement and Plan were approved. Accordingly, as of this date, the Company is pursing its plan to liquidate its assets, satisfy its remaining obligations, and make a final liquidating distribution to shareholders.

Results of Operations

Investment Income and Expenses

     For the fiscal year ended October 31, 2003, the Company had investment income of $12,246 and operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $60,528, resulting in a net investment loss of ($48,282). For the fiscal year ended October 31, 2002, the Company had investment income of $37,850 and operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $135,433, resulting in a net investment loss of ($97,583). For the fiscal year ended October 31, 2001, the Company had investment income of $148,317 and operating expenses, net of expenses reimbursed by the Managing Investment Adviser, of $261,411, resulting in a net investment loss of ($113,094). The decrease in the Company's net investment income is attributable to a reduced level of interest-bearing assets, as well as an overall decrease in short-term interest rates over the period. The decrease in net operating expenses is primarily attributable to the lower managing investment advisory fees paid as a result of declining net assets over time. The Company has reflected in the October 31, 2003 financial statements accrued liquidation expenses of $65,000 which were estimated to be incurred as part of its implementation of the Plan. The liquidation expenses were reimbursed to the Company by the Managing Investment Adviser as part of the voluntary reimbursement.

     The Managing Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of net realized capital gains of the Company. The management fee is determined and payable quarterly. For the fiscal years ended October 31, 2003, 2002 and 2001, the Managing Investment Adviser earned $44,315, $105,251, and $231,165 in management fees, respectively. For the same periods, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amount of $295,510, $224,571, and $295,736 as a result of expenses incurred in excess of these limits. In addition, for the fiscal years ended October 31, 2002 and 2001, the change in allowance for the management incentive fee was $425,788 and $1,136,372, respectively, resulting in receivables to the Company. The Company received recoupment of the management incentive fee receivables of $425,788 and $680,558 during the fiscal years ended October 31, 2003 and 2002, respectively. As of October 31, 2003, there was no incentive fee receivable from the Managing Investment Adviser or payable by the Company.

Net Assets

     At the fiscal year ended October 31, 2003, the Company's net assets were $2,825,018, a decline of ($1,155,959) from net assets of $3,980,977 at October 31, 2002. The Company's net asset value per common share was $69.82 at October 31, 2003 down ($28.57) per share from the net asset value per common share of $98.39 at October 31, 2002. At the fiscal year ended October 31, 2002, the Company's net assets were $3,980,977, a decline of ($10,154,498) from net assets of $14,135,475 at October 31, 2001. The Company's net asset value per common share was $98.39 at October 31, 2002 down ($250.95) per share from the net asset value per common share of $349.34 at October 31, 2001. This decline stemmed from the Company's net operating loss as well as distributions paid to shareholders during the fiscal year.

     For the fiscal year ended October 31, 2003, the Company had a net decrease in net assets resulting from operations of ($1,155,959) or ($28.57) per share. This decline was mainly attributable to declines in the valuation of the Company's private investment funds, which were valued on a liquidation basis pursuant to the Plan. For the fiscal year ended October 31, 2002, the Company had a net decrease in net assets resulting from operations of ($5,677,691) or ($140.31) per share and paid distributions to shareholders during the period totaling ($4,476,807) or ($110.64) per share. The net loss from operations was the result of several factors including: 1) realized losses in connection with the sale of LogicVision, Inc. and QuickLogic Corporation, both public stock positions, totaling ($1,282,157) or ($31.69) per share, 2) a realized loss in the amount of ($2,546,640) or ($62.93) per share related to AbTox, Inc., a private company investment, due to the conclusion of the company's bankruptcy proceeding, 3) net unrealized losses, primarily related to the Company's third party private investment funds, totaling ($2,177,099) or ($53.80) per share, and
4) a net investment loss of ($97,583) or ($2.41) per share. The Company also had a net change in allowance for the management incentive fee of $425,788 or $10.52 per share, a reduction in accumulated management incentive fees payable to the Managing Investment Adviser, which offset the net realized and unrealized losses.

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the fiscal year ended October 31, 2003, the Company had a ($1,107,677) net realized and unrealized loss from investments, comprised of a $2,902 net realized gain on short-term investments and a ($1,110,579) net change in unrealized depreciation on investments, attributable to declines in the valuation of the Company's Private Investment Funds. For the fiscal year ended October 31, 2002, the Company had a ($6,005,896) net realized and unrealized loss from investments, comprised of a ($3,828,797) net realized loss on investments and a ($2,177,099) net change in unrealized depreciation on investments. For the fiscal year ended October 31, 2001, the Company had a ($11,362,833) net realized and unrealized loss from investments, comprised of a ($2,728,413) net realized loss on investments and a ($8,634,420) net change in unrealized depreciation on investments. The net realized loss on investments for the fiscal year ended October 31, 2002 is primarily the result of realized losses on sales of LogicVision, Inc. and QuickLogic Corporation, both public stock positions, totaling ($1,282,157) and a realized loss in the amount of ($2,546,640) related to AbTox, Inc., a private company investment, due to the conclusion of the company's bankruptcy proceeding. During fiscal 2002, the Company also recorded net unrealized losses, primarily attributable to lower valuations of its private investment funds. The net realized loss on investments for the fiscal year ended October 31, 2001 is primarily the result of sales of Accrue Software, Inc. and Best Friends, Inc., offset by the gain on sale of several stock distributions from private fund investments. The net change in unrealized depreciation during fiscal 2001 was primarily the result of valuation declines in the Company's private investment funds.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition, because in total, they currently represent 58.7% of the Company's net assets at October 31, 2003. For the private investments held at October 31, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $1.1 million decrease in net asset value.

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

     Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board, both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

     On December 3, 2003, the Company sold its remaining interest in the Private Investment Fund Bruckmann, Rosser, Sherrill & Co., LP ("BRS") back to BRS. BRS repurchased the Company's interest in BRS for $885,000 and assumed all of the Company's commitments with respect to its investment in BRS. The Company has reflected the value of this investment on the October 31, 2003 Portfolio of Investments at this $885,000 sales price. On December 5, 2003, the Company sold its remaining interest in Cardiopulmonary Corp. for one dollar to an unrelated third party. The Company executed a "Purchase and Sale Agreement" on October 22, 2003 to sell its remaining five private investment fund interests to Landmark Equity Partners X, L.P. and Landmark IAM Partnership, L.P (the "Purchasers"). This Purchase and Sale Agreement was amended (the "Agreement") to reflect the impact of the December 3, 2003 sale of BRS. The sales price under the Agreement is $832,000, with a reduction for any distributions received by the Company subsequent to June 30, 2003 from these private investment funds. The Company has received distributions totaling $58,944 from these private investment funds from July 1, 2003 through October 31, 2003, resulting in an adjusted sales price of $773,057. The Company has reflected this adjusted sales price as the estimated fair value of the remaining five private investment funds and has allocated this value among each of the five individual Private Investment Funds based upon their respective valuations prior to execution of the Agreement. Because of the inherent uncertainty of valuation and the general illiquidity of the assets being sold, the values may differ significantly from the values that would have been used had a ready market for these securities existed, and the differences could be material. The Purchasers are not related parties to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discussion includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Equity Price Risk

     At October 31, 2003, the Company's investment portfolio consisted of equity securities and private investment funds, representing 58.7% of the Company's net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. At October 31, 2002, the Company held no investments in the equity securities of public companies. At October 31, 2001, publicly traded equity securities were valued at $1,733,075. Thus, there was exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, of approximately a ($173,308) decrease in the value of these securities. These securities were subsequently sold during fiscal 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Portfolios of Investments at October 31, 2003 and October 31, 2002

Statements of Assets and Liabilities at October 31, 2003 and October 31, 2002

Statements of Operations for the years ended October 31, 2003, October 31, 2002 and October 31, 2001

Statements of Changes in Net Assets for the years ended October 31, 2003, October 31, 2002 and October 31, 2001

Statements of Cash Flows for the years ended October 31, 2003, October 31, 2002 and October 31, 2001

Financial Highlights - Selected Per Share Data and Ratios for the years ended October 31, 2003, October 31, 2002, October 31, 2001, October 31, 2000 and October 31, 1999

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Board of Directors
UST Private Equity Investors Fund, Inc.

     We have audited the accompanying statement of assets and liabilities (liquidation basis) of UST Private Equity Investors Fund, Inc. (the "Company"), including the portfolio of investments (liquidation basis), as of October 31, 2003, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2002, the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended October 31, 2003, and the financial highlights for each of the five years in the period ended October 31, 2003. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2003 and 2002, by correspondence with the custodian, the general partners of the private investment funds and the private investment companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Notes 1 and 5 to the financial statements, the Company's Board of Directors adopted the Plan of Liquidation of the Company on October 22, 2003. As a result, the Company has changed its basis of accounting as of October 31, 2003 from a going concern basis to a liquidation basis.

     In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position (liquidation basis) of UST Private Equity Investors Fund, Inc. at October 31, 2003, its financial position at October 31, 2002, the results of its operations, its changes in nets assets and its cash flows for each of the three years in the period ended October 31, 2003, and the financial highlights for each of the five years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States applied on the basis described in the preceding paragraph.


                                                  /s/ Ernst & Young LLP
Boston, Massachusetts
January 6, 2004

UST Private Equity Investors Fund, Inc.
Portfolio of Investments October 31, 2003 (Liquidation Basis)

  Principal                                                                   Acquisition
   Amount                                                                        Date##       Value (Note 1)
------------                                                                 --------------   --------------
                         AGENCY OBLIGATIONS -- 38.93%
$  1,100,000   Federal Home Loan Bank Discount Notes, 0.95%,
                11/05/03 (Cost $1,099,884)                                                    $    1,099,884
                                                                                              --------------
 Percentage
   Owned
------------
                    PRIVATE INVESTMENT FUNDS #, @ -- 58.70%
        3.88%  Allegra Capital Partners III, LP (Cost $1,069,666)            03/96 to 04/00          106,237
        1.03%  Brentwood Associates Buyout Fund II, LP (Cost $986,605)       01/96 to 04/00          197,863
        0.53%  Bruckmann, Rosser, Sherrill & Co., LP (Cost $961,263)         12/95 to 04/00          885,000
        1.16%  Morgenthaler Venture Partners IV, LP (Cost $647,935)          12/95 to 04/00          143,262
        1.81%  Sevin Rosen Fund V, LP (Cost $1,722,502)                      04/96 to 04/00          195,332
        2.45%  Vanguard V, LP (Cost $1,484,045)                              05/96 to 02/99          130,363
                                                                                              --------------
               TOTAL PRIVATE INVESTMENT FUNDS (Cost $6,872,016)                                    1,658,057
                                                                                              --------------
   Shares
------------
                    PRIVATE COMPANIES #, @, -- 0.00%
                         Common Stocks   -- 0.00%
                         Medical Devices -- 0.00%
     550,758   Cardiopulmonary Corp.                                         11/96 to 07/98               --
                                                                                              --------------
               TOTAL PRIVATE COMPANIES (Cost $2,150,000)                                                  --
                    INVESTMENT COMPANIES -- 1.09%
      30,822   Dreyfus Government Cash Management Fund (Cost $30,822)                                 30,822
                                                                                              --------------
TOTAL INVESTMENTS (Cost $10,152,722) -- 98.72%                                                     2,788,763
OTHER ASSETS & LIABILITIES (NET) -- 1.28%                                                             36,255
                                                                                              --------------
NET ASSETS -- 100.00%                                                                         $    2,825,018
                                                                                              --------------

---------
# Restricted as to public resale. Acquired between December 1, 1995 and April 30, 2000. Total cost of restricted securities at October 31, 2003 aggregated $9,022,016. Total value of restricted securities owned at October 31, 2003 was $1,658,057 or 58.70% of net assets.
##   Required disclosure for restricted securities only.
@    Non-income producing security.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments at October 31, 2002

                                                                              Acquisition
Principal Amount/Shares                                                          Date##       Value (Note 1)
-------------------------------------------------------------------------------------------   --------------
U.S. TREASURY OBLIGATIONS-- 7.53%
   $300,000 U.S. Treasury Bills, 1.49%, 11/29/02 (Cost $299,652)                              $      299,652
                                                                                              --------------
PRIVATE INVESTMENT FUNDS #, @ -- 81.80%
3.88%  Allegra Capital Partners III, LP....................................  03/96 to 04/00          401,249
1.03%  Brentwood Associates Buyout Fund II, LP.............................  01/96 to 04/00          279,993
0.53%  Bruckmann, Rosser, Sherrill & Co., LP...............................  12/95 to 04/00        1,650,860
1.16%  Morgenthaler Venture Partners IV, LP ...............................  12/95 to 04/00          455,052
1.81%  Sevin Rosen Fund V, LP..............................................  04/96 to 04/00          208,331
2.45%  Vanguard V, LP  ....................................................  05/96 to 02/99          261,048
                                                                                              --------------
       TOTAL PRIVATE INVESTMENT FUNDS (Cost $7,359,913)                                            3,256,533
                                                                                              --------------
PRIVATE COMPANIES #, @, + -- 0.00%
   Common and Preferred Stocks -- 0.00%
      Medical Devices -- 0.00%
   515,464  Cardiopulmonary Corp., Series D................................  11/96                        --
    35,294  Cardiopulmonary Corp., Series F................................  07/98                        --
                                                                                              --------------
                    TOTAL PRIVATE COMPANIES (Cost $2,150,000)..............                               --

INVESTMENT COMPANIES -- 2.83%
   112,822  Dreyfus Government Cash Management Fund (Cost $112,822) .......                          112,822
                                                                                              --------------
TOTAL INVESTMENTS (Cost $9,922,387) -- 92.16%..............................                        3,669,007
OTHER ASSETS & LIABILITIES (NET)  -- 7.84%.................................                          311,970
                                                                                              --------------
NET ASSETS -- 100.00%......................................................                   $    3,980,977
                                                                                              ==============

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

UST Private Equity Investors Fund, Inc.
Statements of Assets and Liabilities

                                                            October 31,
                                                        2003
                                                    Liquidation
                                                       Basis           2002
                                                    ------------   ------------
ASSETS:
   Investments in unaffiliated issuers, at value
    (Cost $8,002,722 and $7,772,387, respectively)  $  2,788,763   $  3,669,007
   Investments in affiliates, at value (Cost
    $2,150,000 and $2,150,000, respectively)                  --             --
                                                    ------------   ------------
   Investments, at value (Cost $10,152,722 and
    $9,9222,387, respectively) (Note 1)                2,788,763      3,669,007
   Cash ..........................................        86,455             --
   Receivable from investment adviser (Note 2) ...       172,851        479,962
   Interest receivable ...........................            24            274
   Prepaid expenses ..............................            88          3,148
                                                    ------------   ------------
      Total Assets ...............................     3,048,181      4,152,391
LIABILITIES:
   Professional fees payable .....................       126,104         83,254
   Directors' fees payable (Note 2) ..............        66,000         60,000
   Management fees payable (Note 2) ..............         7,277         13,714
   Administration fees payable (Note 2) ..........         1,076          1,865
   Accrued expenses and other payables ...........        22,706         12,581
                                                    ------------   ------------
      Total Liabilities ..........................       223,163        171,414
                                                    ------------   ------------
NET ASSETS .......................................  $  2,825,018   $  3,980,977
                                                    ============   ============
NET ASSETS consist of:
   Accumulated net realized (loss) on
    investments ..................................  $ (5,948,268)  $ (6,143,142)
   Net unrealized (depreciation) on investments ..    (7,363,959)    (6,253,380)
   Par value .....................................           405            405
   Paid-in capital in excess of par value ........    16,136,840     16,377,094
                                                    ------------   ------------
Total Net Assets .................................  $  2,825,018   $  3,980,977
                                                    ============   ============
   Shares of Common Stock Outstanding ($0.01 par
    value, 100,000 Authorized)....................        40,463         40,463
                                                    ============   ============
NET ASSET VALUE PER SHARE ........................  $      69.82   $      98.39
                                                    ============   ============

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

UST Private Equity Investors Fund, Inc.
Statements of Operations

                                                      Year Ended October 31,
                                                2003           2002           2001
                                            ------------   ------------   ------------
INVESTMENT INCOME:
   Interest income .......................  $     11,702   $     24,522   $    148,317
   Dividend income .......................           544         13,328             --
                                            ------------   ------------   ------------
      Total Income .......................        12,246         37,850        148,317
EXPENSES:
   Managing investment adviser fees
    (Note 2) .............................        44,315        105,251        231,165
   Directors' fees and expenses
    (Note 2) .............................        66,000         59,000         88,810
   Administration fees (Note 2) ..........        12,927         22,705         58,000
   Legal fees ............................       161,419        111,555        100,000
   Audit fees ............................        30,600         30,600         30,600
   Printing fees .........................        35,600         20,600         20,600
   Miscellaneous expenses ................         5,177         10,293         27,972
                                            ------------   ------------   ------------
      Total Expenses .....................       356,038        360,004        557,147
   Expenses reimbursed by Managing
    Investment Adviser (Note 2) ..........      (295,510)      (224,571)      (295,736)
                                            ------------   ------------   ------------
      Net Expenses .......................        60,528        135,433        261,411
                                            ------------   ------------   ------------
NET INVESTMENT (LOSS) ....................       (48,282)       (97,583)      (113,094)
                                            ------------   ------------   ------------
NET REALIZED AND UNREALIZED GAIN (LOSS):
 ON INVESTMENTS (Note 1)
   Net realized gain (loss)
    on investments .......................         2,902     (3,828,797)    (2,728,413)
   Net change in unrealized (depreciation)
    on Investments .......................    (1,110,579)    (2,177,099)    (8,634,420)
                                            ------------   ------------   ------------
NET REALIZED AND UNREALIZED (LOSS) .......    (1,107,677)    (6,005,896)   (11,362,833)
 ON INVESTMENTS                             ------------   ------------   ------------
Net change in allowance for management
 incentive fee ...........................            --        425,788      1,136,372
                                            ------------   ------------   ------------
NET DECREASE IN NET ASSETS
 RESULTING FROM OPERATIONS ...............  $ (1,155,959)  $ (5,677,691)  $(10,339,555)
                                            ============   ============   ============

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

UST Private Equity Investors Fund, Inc.
Statements of Changes in Net Assets

                                                      Year Ended October 31,
                                                2003           2002           2001
                                            ------------   ------------   ------------
OPERATIONS:
   Net investment (loss) .................  $    (48,282)  $    (97,583)  $   (113,094)
   Net realized gain (loss) on
    investments ..........................         2,902     (3,828,797)    (2,728,413)
   Net change in unrealized (depreciation)
    on investments .......................    (1,110,579)    (2,177,099)    (8,634,420)
   Net change in allowance for management
    incentive fee ........................            --        425,788      1,136,372
                                            ------------   ------------   ------------
   Net decrease in net assets resulting
    from operations ......................    (1,155,959)    (5,677,691)   (10,339,555)
DISTRIBUTIONS TO SHAREHOLDERS FROM:
   In excess of net realized gain ........            --             --     (6,993,802)
   From net investment income ............            --       (192,934)            --
   Return of capital .....................            --     (4,283,873)            --
                                            ------------   ------------   ------------
      Total distributions ................            --      4,476,807)    (6,993,802)
                                            ------------   ------------   ------------
Net (decrease) in net assets .............    (1,155,959)   (10,154,498)   (17,333,357)
NET ASSETS:
   Beginning of year .....................     3,980,977     14,135,475     31,468,832
                                            ------------   ------------   ------------
   End of year (including undistributed
    net investment income of $0, $0, and
    $694,997 respectively) ...............  $  2,825,018   $  3,980,977   $ 14,135,475
                                            ============   ============   ============

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

UST Private Equity Investors Fund, Inc.
Statements of Cash Flows

                                                      Year Ended October 31,
                                                2003           2002           2001
                                            ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) in net assets resulting
    from operations ......................  $ (1,155,959)  $ (5,677,691)  $(10,339,555)
      Adjustments to reconcile net
       (decrease) in net assets resulting
       from operations to net cash
       provided by  operating activities:
   Net change in unrealized depreciation
    on investments .......................     1,110,579      2,177,099      8,634,420
   Proceeds received from the sale of
    investments and distributions received
    from private investment funds ........       490,799      1,276,895      3,126,890
   Net realized loss (gain) on
    investments ..........................        (2,902)     3,828,797      2,728,413
   Net change in short-term investments...      (718,232)     2,601,877      5,210,170
   Decrease (increase) in receivable from
    investment adviser ...................       307,111        303,131       (783,093)
   Decrease in interest receivable .......           250          2,089          2,880
   Decrease (increase) in prepaid
    expenses .............................         3,060          1,706           (138)
   Decrease in incentive fees payable ....            --             --     (1,106,346)
   Decrease in deferred incentive
    fees payable .........................            --             --       (455,814)
   Increase (decrease) in directors' fees
    payable ..............................         6,000         (7,000)           311
   Increase (decrease) in management
    fees payable .........................        (6,437)        13,714        (64,155)
   Increase (decrease) in other expenses
    payable ..............................        52,186        (60,042)        56,051
                                            ------------   ------------   ------------
   Net cash provided by operating
    activities ...........................        86,455      4,460,575      7,010,034
                                            ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders .........            --     (4,476,807)    (6,993,802)
                                            ------------   ------------   ------------
   Net cash used by financing
    activities ...........................            --     (4,476,807)    (6,993,802)
                                            ------------   ------------   ------------
   Net increase (decrease) in cash .......        86,455        (16,232)        16,232
Cash at beginning of year ................            --         16,232             --
                                            ------------   ------------   ------------
Cash at end of year ......................  $     86,455   $         --   $     16,232
                                            ============   ============   ============

              Notes to Financial Statements are an integral part of
                           these Financial Statements.

UST Private Equity Investors Fund, Inc.
Financial Highlights--Selected Per Share Data and Ratios

Per Share Operation Performance(1)

                                                                       Year Ended October 31,
                                                2003            2002            2001            2000            1999
                                            ------------    ------------    ------------    ------------    -----------
NET ASSET VALUE, BEGINNING OF
 YEAR ....................................  $      98.39    $     349.34    $     777.72    $     995.85  $      936.84
                                            ------------    ------------    ------------    ------------    -----------
INCOME FROM INVESTMENT
 OPERATIONS:
   Net Investment (Loss) .................         (1.19)          (2.41)          (2.79)          (1.23)         (5.85)
   Net Realized and Unrealized Gain
    (Loss) on Investments ...............         (27.38)        (148.42)        (280.83)         329.79          79.57
   Net Change in Allowance for Management
    Incentive fee ........................            --           10.52           28.08          (32.98)         (5.63)
                                            ------------    ------------    ------------    ------------    -----------
      Total from Investment Operations ...        (28.57)        (140.31)        (255.54)         295.58          68.09
                                            ------------    ------------    ------------    ------------    -----------
DISTRIBUTIONS:
   Net Investment Income .................            --           (4.77)             --              --             --
   Net Realized Gain .....................            --              --              --         (276.99)         (9.08)
   In Excess of Net Realized Gain ........            --              --         (172.84)         (17.41)            --
   Paid-in Capital .......................                       (105.87)             --         (219.31)            --
                                            ------------    ------------    ------------    ------------    -----------
      Total Distributions ................            --         (110.64)        (172.84)        (513.71)         (9.08)
                                            ------------    ------------    ------------    ------------    -----------
NET ASSET VALUE, END OF YEAR .............  $      69.82    $      98.39    $     349.34    $     777.72    $    995.85
                                            ============    ============    ============    ============    ===========
TOTAL NET ASSET VALUE RETURN(2) ..........        (29.04)%       (40.17)%         (42.98)%         35.41%          7.33%
                                            ============    ============    ============    ============    ===========
RATIOS AND SUPPLEMENTAL DATA
   Net Assets, End of Year (Thousands) ...  $      2,825    $      3,981    $     14,135    $     31,469    $    40,295
   Ratio of Net Operating Expenses to
    Average Net Assets ...................          1.60%           1.50%           1.28%           1.54%          1.62%
   Ratio of Gross Operating Expenses to
    Average Net Assets(3) ................          9.40%           3.99%           2.72%           1.92%          2.01%
   Ratio of Net Investment (Loss) to
    Average Net Assets ...................         (1.27)%         (1.08)%         (0.55)%        (0.14)%         (0.64)%
   Interest Expense Ratio ................           N/A             N/A             N/A            0.01%          0.04%
   Portfolio Turnover Rate ...............             0%              0%              0%              5%            10%

(1)  For a share outstanding throughout each year.
(2) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented.
(3) Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser.

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

     As a result of the Board of Directors adopting the Plan of Liquidation on October 22, 2003, the Company adopted the liquidation basis of accounting as of October 31, 2003. See Note 5 - Subsequent Event: Plan of Liquidation and Dissolution. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair value and settlement amounts. Accordingly, the portfolio of investments and the statement of assets and liabilities as of October 31, 2003 reflect assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities subsequent to October 31, 2003 will be recognized in the period in which such changes are known.

     (a)  Portfolio valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Directors' view, circumstances warrant. Investments in securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Managing Investment Adviser (as defined below) or a committee of the Board of Directors or both under the supervision of the Board of Directors pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the investee such as earnings, net worth, reliable private sale prices of the investee's securities, the market prices for similar securities of comparable companies, an assessment of the investee's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Managing Investment Adviser or a committee of the Board of Directors under the supervision of the Board of Directors and, in any event, not less frequently than quarterly. However, there can be no assurance that such values will represent the return that might ultimately be realized by the Company from the investments.

          The valuation of the Company's Private Investment Funds is based upon its pro-rata share of the value of the net assets of a Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Managing Investment Adviser, the Managing Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

          On December 3, 2003, the Company sold its remaining interest in the Private Investment Fund Bruckmann, Rosser, Sherrill & Co., LP ("BRS") back to BRS. BRS repurchased the Company's interest in BRS for $885,000 and assumed all of the Company's commitments with respect to its investment in BRS. The Company has reflected the value of this investment on the October 31, 2003 Portfolio of Investments at this $885,000 sales price. On December 5, 2003, the Company sold its remaining interest in Cardiopulmonary Corp. for one dollar to an unrelated third party.

          The Company executed a "Purchase and Sale Agreement" on October 22, 2003 to sell its Private Investment Fund interests to Landmark Equity Partners X, L.P. and Landmark IAM Partnership, L.P (the "Purchasers"). This Purchase and Sale Agreement was amended (the "Agreement") to reflect the impact of the December 3, 2003 sale of BRS. The sales price under the Agreement is $832,000, with a reduction for any distributions received by the Company subsequent to June 30, 2003 from the five remaining Private Investment Funds. The Company has received distributions totaling $58,943 from the five remaining Private Investment Funds from July 1, 2003 through October 31, 2003, resulting in an adjusted sales price of $773,057. The Company has reflected this adjusted sales price as the estimated fair value of the remaining five Private Investment Funds as of October 31, 2003 and has allocated this value among each of the five individual Private Investment Funds based upon their respective valuations at June 30, 2003. Because of the inherent uncertainty of valuation and the general illiquidity of the assets being sold, the values may differ significantly from the values that would have been used had a ready market for these securities existed, and the differences could be material. The Purchasers are not related parties to the Company.

          The Agreement must be approved by a shareholder vote of at least two-thirds of the Company's shares issued and outstanding. See Note 5 - Subsequent Event: Plan of Liquidation and Dissolution.

          At October 31, 2003 and October 31, 2002, market quotations were not readily available for securities valued at $1,658,057 or 58.70% of net assets and $3,256,533 or 81.80% of net assets, respectively. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment. The Company has reclassified certain amounts of net investment loss and net realized loss on investments to paid-in capital due to net operating losses and investment partnership adjustments.

          The Company has an unused capital loss carryforward of approximately $6,986,206 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2003. If not applied, $2,261,586 of the carryover will expire in 2009, $3,881,556 will expire in 2010, and $843,064 will expire in 2011. At October 31, 2002, the Company had an unused capital loss carryforward of approximately $6,143,142 available for income tax purposes, to be applied against future net realized gains, if any, after October 31, 2002. If not applied, $2,261,586 of the carryover will expire in 2009 and $3,881,556 will expire in 2010. Upon liquidation and dissolution, the unused capital loss carryforward will expire. See Footnote 5.

          The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. The tax character of distributions paid during the fiscal years ended October 31, 2003 and 2002 were as follows:


                            2003          2002
                         ----------   ------------
     Ordinary Income     $       --   $    192,934
     Return of Capital           --      4,283,873
                         ----------   ------------
     Total               $       --   $  4,476,807
                         ----------   ------------


          The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2003, the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2003, and therefore the Company's unrealized gain or loss on a tax basis. The cost basis for federal tax purposes of Company shares owned by its shareholders is determined separately based upon previous Company distributions and is not affected by the delay in receiving information from the Private Investment Funds. At both October 31, 2003 and October 31, 2002, the cost and unrealized loss for federal tax purposes of the Private Companies is $2,150,000. At October 31, 2003 the cost for federal tax purposes of the Agency Obligations and the Investment Companies is $1,099,884 and $30,822, respectively, both resulting in no unrealized gain or loss. At October 31, 2002, the cost of the U.S. Treasury Obligations and Investment Companies was $299,652 and $112,822, respectively, both resulting in no unrealized gain or loss.

     Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

          Prior to June 1, 2003, and pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served during the reporting period as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of October 31, 2003 and October 31, 2002, $7,277, and $13,714, respectively, were payable to the Managing Investment Adviser.

          In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 10% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the years ended October 31, 2003, 2002, and 2001, the Company recouped $0, $425,788, and $1,136,372, respectively, of incentive fees which had been paid by the Company to the Managing Investment Adviser in prior years.

          U.S. Trust NY is a New York state-chartered bank and trust company and a member bank of the Federal Reserve System. Effective June 1, 2003, U.S. Trust merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. assumed the duties and obligations of U.S. Trust under the Agreement. Pursuant to a termination agreement among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., the Sub-Advisory Agreement terminated on June 1, 2003. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, now serves with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, as Managing Investment Adviser to the Company with no investment sub-adviser. The merger had no impact on the management or operations of the investment advisory functions performed for the Company, and did not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation.

          PFPC, Inc. ("PFPC") provides administrative and accounting services to the Company pursuant to an Administration and Accounting Services Agreement. PFPC Trust Company provides custodian services to the Company pursuant to a Custodian Services Agreement. Also, PFPC provides transfer agency services to the Company pursuant to a Transfer Agency Agreement. For the services provided to the Company by PFPC and its affiliates, PFPC is entitled to an annual fee of 0.02% of average net assets plus reimbursement of reasonable expenses, subject to a base fee, payable monthly.

          The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's average net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments. This reimbursement amounted to $295,510, $224,571, and $295,756 for the years ended October 31, 2003, October 31, 2002, and October 31, 2001, respectively.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the years ended October 31, 2003, October 31, 2002 and October 31, 2001 were as follows:

Year Ended October 31,   Purchases ($)   Proceeds Received ($)
----------------------   -------------   ---------------------
        2003                        --                 490,799
        2002                        --               1,276,895
        2001                        --               1,755,513


Note 4 -- Transactions with Affiliated Portfolio Companies

          An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the years ended October 31, 2003 and October 31, 2002. Transactions with companies, which are or were affiliates were as follows:

                                                                             For the Year Ended October 31, 2003

                                  Shares                                                                  Shares
                                  Held at                                                   Realized      Held at      Cumulative
                                October 31,    October 31,    Conversion     Conversion       Gain      October 31,      Value
Name of Investment                 2003        2002 Value    Acquisitions   Dispositions     (Loss)        2003         (Note 1)
----------------------------------------------------------   ------------   ------------   ---------------------------------------
Affiliated Companies
Cardiopulmonary Corp.,Inc.,
 Series D Preferred                 515,464   $         --   $         --   $  2,000,000   $       --            --   $         --
Cardiopulmonary Corp.,Inc.,
 Series F Preferred                  35,294             --             --        150,000           --            --             --
Cardiopulmonary Corp.,Inc.,
 Common Stock                            --             --      2,150,000             --           --       550,758             --
                                              -------------------------------------------------------                 ------------
   Total Affiliated Companies                 $         --   $  2,150,000   $  2,150,000   $       --                 $         --


                                                                             For the Year Ended October 31, 2003

                                  Shares                                                                  Shares
                                  Held at                                                   Realized      Held at      Cumulative
                                October 31,    October 31,    Conversion     Conversion       Gain      October 31,      Value
Name of Investment                 2003        2002 Value    Acquisitions   Dispositions     (Loss)        2003         (Note 1)
----------------------------------------------------------   ------------   ------------   ---------------------------------------
Affiliated Companies
Cardiopulmonary Corp.,Inc.,
 Series D Preferred                 515,464   $         --   $         --   $         --   $       --       515,464   $         --
Cardiopulmonary Corp.,Inc.,
 Series F Preferred                  35,294             --             --             --           --        35,294             --
   Total Affiliated Companies                 $         --   $         --   $         --   $       --                 $         --


Note 5 -- Subsequent Event: Plan of Liquidation and Dissolution

     The Company held a Special Meeting of Shareholders on December 23, 2003 for the purpose of seeking shareholder approval of the Purchase and Sale Agreement (the "Agreement" -- see Note 1(a)) and a Plan of Liquidation and Dissolution (the "Plan"). The Agreement and Plan must be approved by a shareholder vote of at least two-thirds of the Company's shares issued and outstanding. Under the Plan, the Company will liquidate its assets, make a provision for the satisfaction of its remaining obligations, and make a final liquidating distribution to its shareholders.

     At the December 23, 2003 Special Meeting of Shareholders, 53% of the outstanding shares of the Company were represented by proxy vote. The Company adjourned the Special Meeting of Shareholders until January 21, 2004 in order to permit the further solicitation of proxy votes.

     The Company has reflected in the October 31, 2003 financial statements accrued liquidation expenses of $65,000 which were estimated to be incurred as part of its implementation of the Plan. The liquidation expenses were reimbursed to the Company by the Managing Investment Adviser as part of the voluntary reimbursement described in Note 2.

Unaudited

     At the January 21, 2004 Special Meeting of Shareholders, more than two-thirds of the outstanding shares of the Company were represented by proxy vote and the Agreement and Plan were approved. Accordingly, as of this date, the Company is pursing its plan to liquidate its assets, satisfy its remaining obligations, and make a final liquidating distribution to shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2003 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Managers and Officers

     Set forth below are names, ages, positions and certain other information concerning the current directors and executive officers of the Company as of October 31, 2003.

                                              Served in Present    Principal Occupation During Past 5 Years
    Name and Age             Position           Capacity Since              and Other Affiliations
---------------------   -------------------   ------------------   ----------------------------------------
David I. Fann, 39       President and         July 20, 2000        Mr. Fann is a Managing Director of U.S.
                        Co-Chief Executive                         Trust Company, N.A. Mr. Fann is a
                        Officer                                    director of Curon Medical, Inc. (Nasdaq:
                                                                   CURN).  Mr. Fann also serves as
                                                                   President and Co-Chief Executive Officer
                                                                   of Excelsior Private Equity Fund II,
                                                                   Inc., Excelsior Venture Partners III,
                                                                   LLC, and Excelsior Venture Investors
                                                                   III, LLC.
Douglas A. Lindgren,    Co-Chief Executive    July 20, 2000        Mr. Lindgren is a Managing Director of
42                      Officer and Chief                          U.S. Trust Company.  Mr. Lindgren also
                        Investment Officer                         serves as Co-Chief Executive Officer of
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC, and
                                                                   Excelsior Venture Investors III, LLC,
                                                                   Manager of Excelsior Directional Hedge
                                                                   Fund of Funds, LLC, and Chairman of the
                                                                   Board of Excelsior Buyout Investors, LLC
                                                                   and Excelsior Absolute Return Fund of
                                                                   Funds, LLC.

Robert Aufenanger, 50   Treasurer             June 3, 2003         Mr. Aufenanger is a Senior Vice
                                                                   President of U.S. Trust Company, N.A.
                                                                   Prior to joining U.S. Trust in April
                                                                   2003, Mr. Aufenanger worked as a
                                                                   consultant to various clients in the
                                                                   fund industry and prior to this was
                                                                   Chief Financial Officer for Icon
                                                                   Holdings Corp. Mr. Aufenanger also
                                                                   serves as Treasurer of Excelsior Private
                                                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC, and Excelsior Venture
                                                                   Investors III, LLC, and Chief Financial
                                                                   Officer of Excelsior Directional Hedge
                                                                   Fund of Funds, LLC, Excelsior Buyout
                                                                   Investors, LLC, and Excelsior Absolute
                                                                   Return Fund of Funds, LLC.
Lee A. Gardella, 36     Vice President        July 20, 2000        Mr. Gardella is a Senior Vice President
                                                                   of U.S. Trust Company, N.A. Mr. Gardella
                                                                   also serves as Vice President of
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC,
                                                                   Excelsior Venture Investors III, LLC,
                                                                   and Excelsior Absolute Return Fund of
                                                                   Funds, LLC.
James F. Rorer, 33      Vice President        July 20, 2000        Mr. Rorer is a Vice President of U.S.
                                                                   Trust Company, N.A. Prior to joining
                                                                   U.S. Trust in May 1999, he worked at
                                                                   Bain & Company. Mr. Rorer also serves as
                                                                   Vice President of Excelsior Private
                                                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC, Excelsior Venture
                                                                   Investors III, LLC, and Excelsior Buyout
                                                                   Investors, LLC.
Cynthia Englert, 39     Chief                 September 19, 2001   Ms. Englert is a Vice President of U.S.
                        Administrative                             Trust Company, N.A. Prior to joining
                        Officer and                                U.S. Trust in August 2001, Ms. Englert
                        Secretary                                  held positions in finance at Whitney &
                                                                   Co. and Greenwich Capital Markets, Inc.
                                                                   Ms. Englert also serves as Chief
                                                                   Administrative Officer and Secretary of
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC, and
                                                                   Excelsior Venture Investors III, LLC,
                                                                   and Secretary of Excelsior Buyout
                                                                   Investors, LLC and Excelsior Absolute
                                                                   Return Fund of Funds, LLC.
John C. Hover II, 60    Director and          May 26, 2000         Mr. Hover was an Executive Vice
                        Chairman of the                            President of U.S. Trust Company (retired
                        Board                                      since 1998). Mr. Hover also serves as
                                                                   chairman of the board of directors or
                                                                   managers of Excelsior Private Equity
                                                                   Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC, and Excelsior Venture
                                                                   Investors III, LLC.

Gene M. Bernstein, 56   Director and          May 26, 2000         Mr. Bernstein is Director of NIC Holding
                        member of the Audit                        Corp; Dean of the Skodneck Business
                        and Valuation                              Development Center at Hofstra University
                        Committees                                 from 2000-2001; prior to this Mr.
                                                                   Bernstein was President and Vice
                                                                   Chairman at Northville Industries, a
                                                                   petroleum marketing, distribution,
                                                                   trading and storage company and
                                                                   wholly-owned subsidiary of NIC Holding
                                                                   Corp. Mr. Bernstein also serves as a
                                                                   director or manager of Excelsior Private
                                                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC, Excelsior Venture
                                                                   Investors III, LLC, and Excelsior
                                                                   Directional Hedge Fund of Funds, LLC.
Stephen V. Murphy, 58   Director and          May 26, 2000         Mr. Murphy is President of S.V. Murphy &
                        member of the Audit                        Co., an investment banking firm. Mr.
                        and Valuation                              Murphy also serves as a director or
                        Committees                                 manager of Excelsior Private Equity Fund
                                                                   II, Inc., Excelsior Venture Partners
                                                                   III, LLC, Excelsior Venture Investors
                                                                   III, LLC, and Excelsior Directional
                                                                   Hedge Fund of Funds, LLC.
Victor F. Imbimbo,      Director and          May 26, 2000         Since October 2002, Mr. Imbimbo has been
Jr., 51                 member of the Audit                        head of healthcare marketing in the
                        and Valuation                              United States for TBWA, a global
                        Committees                                 marketing agency. Prior to this, he was
                                                                   with Bedrock Communications, Inc., a
                                                                   consulting company addressing the merger
                                                                   of traditional and digital
                                                                   communications solutions. From
                                                                   1995-2002, he also served as
                                                                   President/CEO of Health Excellence,
                                                                   Inc., which is in the business of
                                                                   conducting clinical trials. Mr. Imbimbo
                                                                   also serves as a director or manager of
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC,
                                                                   Excelsior Venture Investors III, LLC,
                                                                   and Excelsior Directional Hedge Fund of
                                                                   Funds, LLC.

Audit Committee Financial Expert

     Mr. Murphy is the audit committee financial expert as defined by SEC rules and is "independent," as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

     As of the end of the period, October 31, 2003, the Company has adopted a code of ethics, which complies with the criteria provided in SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is filed as Exhibit 14 to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under the federal securities laws, the Company's managers and executive officers and any persons holding more than 10% of the Company's outstanding units are required to report their ownership of units and any changes in the ownership of the Company's units to the Company and the Securities and Exchange Commission. To the best of the Company's knowledge, the Company's directors and executive officers have satisfied these filings.

ITEM 11.  EXECUTIVE COMPENSATION.

          The Company has no full-time employees. Pursuant to the Investment Agreements, the Managing Investment Adviser employ and compensate all of the personnel of the Company, and also furnish all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Managing Investment Adviser, the Company will pay a management fee based upon average quarterly net assets and an incentive fee based in part on a percentage of realized capital gains of the Company.

     Directors receive compensation of $9,000 annually and $1,500 per meeting attended plus reasonable expenses. The Company does not have a stock option plan, other long-term incentive plan, retirement plan or other retirement benefits.

     The following chart provides certain information about the fees received by the directors in the fiscal year ended October 31, 2003.

                           Aggregate     Total Compensation
                          Compensation    From the Company
                              From        And Fund Complex *
Name of Person/Position   The Company     Paid to Directors
-----------------------   ------------   -------------------
John C. Hover II
 Manager                  $     19,500   $   53,750 (4 Funds)

Gene M. Bernstein
 Manager                  $     19,500   $   74,250 (5 Funds)

Stephen V. Murphy
 Manager                  $     19,500   $   74,250 (5 Funds)

Victor F. Imbimbo, Jr.
 Manager                  $     19,500   $   74,250 (5 Funds)

* The "Fund Complex" consists of UST Private Equity Investors Fund, Inc., Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of October 31, 2003, certain beneficial owners, the directors, the chief executive officer and the directors and executive officers as a group held of record the following shares. Except as set forth below, to the Company's knowledge and based solely on a review of Forms 13D and 13G filed with the Securities and Exchange Commission (or the lack of such filings, as the case may be), no other person beneficially owned more than 5% of the Company's shares.

                                                              Amount and Nature
                                                               of Beneficial
Title of Class      Name and Address of Beneficial Owner          Ownership      Percent of Class
--------------  --------------------------------------------  -----------------  ----------------
Common Shares   John C. Hover II                              15 shares                 *
                c/o United States Trust Company of New York,
                114 West 47th Street, New York, NY 10036
                1532.
Common Shares   Gene M. Bernstein                             200 shares/(1)/           *
                c/o United States Trust Company of New York,
                114 West 47th Street, New York, NY 10036
                1532.
Common Shares   Stephen V. Murphy                             50 shares                 *
                c/o United States Trust Company of New York,
                114 West 47th Street, New York, NY 10036
                1532.
Common Shares   David I. Fann                                 21 shares                 *
                Palo Alto Square, 9th Floor, 3000 Camino
                Real, Palo Alto, CA  94306.
Common Shares   Douglas A. Lindgren                           25 shares                 *
                /o U.S. Trust Company, 225 High Ridge Road,
                Stamford, CT  06905.
Common Shares   Directors and executive officers
                as a group (10 persons)                       311 shares                *

*    Less than one percent.
(1) Includes 60 shares beneficially owned by Mr. Bernstein's wife for which Mr. Bernstein disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Not applicable.

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

     3.   Exhibits

Exhibit Number   Description
--------------   ---------------------------------------------------------------

     (3)(i)      Articles of Incorporation of the Company/1/

     (3)(ii)     By-Laws of the Company/1/

     (10)(a)     Form of Management Agreement/2/

     (10)(b)     Form of Transfer Agency and Custody Agreement/3/

     (10.1) Investment Sub-Advisory Agreement dated as of December 21, 2001, among the Company, United States Trust Company of New York, U.S. Trust Company and U.S. Trust Company, N.A./4//

     (10.2) Administration and Accounting Services Agreement dated January 1, 2002, between the Company and PFPC Inc./4/

     (10.2) Custodian Services Agreement dated January 1, 2002, between the Company and PFPC Trust Company./4/

     (10.3) Transfer Agency Services Agreement dated February 1, 2002, between the Company and PFPC Inc./4/

     (14)        Code of Ethics

     (31.1) Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (31.2) Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (31.3) Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     (32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

--------
(/1/) Incorporated by reference to the Company's Registration Statement on Form
      N-2 (File No. 033-84290), filed with the Securities and Exchange Commission on September 22, 1994.
(/2/) Incorporated by reference to the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on May 25, 2000.
(/3/) Incorporated by reference to the Company's Registration Statement on Form
      N-2/A (File No. 033-84290) filed with the Securities and Exchange Commission on November 1, 1994.
(/4/) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UST PRIVATE EQUITY INVESTORS FUND, INC


Date:  January 29, 2004                 By: /s/DOUGLAS A. LINDGREN
                                        ----------------------------------------
                                        Douglas A. Lindgren, Co-Chief Executive
                                        Officer and Chief Investment Officer
                                        (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                Title                                Date
/s/ DAVID I. FANN              President and Co-Chief Executive Officer
----------------------------   (principal executive officer)                     January 29, 2004
David I. Fann


                               Co-Chief Executive Officer and Chief Investment
/s/ DOUGLAS A. LINDGREN        Officer
----------------------------   (principal executive officer)                     January 29, 2004
Douglas A. Lindgren


/s/ ROBERT F. AUFENANGER       Treasurer
----------------------------   (principal financial and accounting officer)      January 29, 2004
Robert F. Aufenanger


/s/ JOHN C. HOVER II
----------------------------   Chairman of the Board and Director                January 29, 2004
John C. Hover II


/s/ GENE M. BERNSTEIN
----------------------------   Director                                          January 29, 2004
Gene M. Bernstein


/s/ STEPHEN V. MURPHY
----------------------------   Director                                          January 29, 2004
Stephen V. Murphy


/s/ VICTOR F. IMBIMBO, JR.
----------------------------   Director                                          January 29, 2004
Victor F. Imbimbo, Jr
