Form 10-Q
period 2004-01-31
UST PRIVATE EQUITY INVESTORS FUND INC
filed 2004-03-16
CIK 930454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2004
                               -------------------------------------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________to________________________

                        Commission file number 000-24856
                                               --------------

                     UST PRIVATE EQUITY INVESTORS FUND, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

MARYLAND                                                 13-3786385
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

225 High Ridge Road Stamford, CT                           06905
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code: (203) 352-4400

114 West 47th Street, New York, NY                       10036-1532
--------------------------------------------------------------------------------

               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since last Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [_] No [X]

     As of March 1, 2004, there were no shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

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

            INDEX                                                       PAGE NO.
            --------------------------------------------------------    --------

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements                                               1

            Portfolio of Investments as of October 31, 2003                    2

            Statements of Assets and Liabilities at January 31, 2004
            and October 31, 2003                                               3

            Statements of Operations for the three-month periods
            ended January 31, 2004 and January 31, 2003                        4

            Statements of Changes in Net Assets for the three-month
            periods ended January 31, 2004 and January 31, 2003                5

            Statements of Cash Flows for the three-month periods
            ended January 31, 2004 and January 31, 2003                        6

            Financial Highlights for the three-month periods ended
            January 31, 2004 and January 31, 2003                              7

            Notes to Financial Statements                                      8

            Independent Accountants' Review Report                            13

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               14

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                                 16

   Item 4.  Controls and Procedures                                           16

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 16

   Item 2.  Changes in Securities and Use of Proceeds                         16

   Item 3.  Defaults Upon Senior Securities                                   16

   Item 4.  Submission of Matters to a Vote of Security Holders               17

   Item 5.  Other Information                                                 17

   Item 6.  Exhibits and Reports on Form 8-K                                  17

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Liquidation Basis) (Unaudited)

                                                     January 31, 2004
                                                ---------------------------
PORTFOLIO STRUCTURE
-------------------
   PRIVATE INVESTMENT FUNDS                     $         --           0.00%
   PRIVATE COMPANIES                                      --           0.00%
   SHORT-TERM INVESTMENTS:
      AGENCY OBLIGATIONS                                  --           0.00%
      INVESTMENT COMPANIES                                --           0.00%
                                                ------------   ------------
   TOTAL INVESTMENTS                                      --           0.00%
   OTHER ASSETS & LIABILITIES (NET)                2,824,487         100.00%
                                                ------------   ------------
   NET ASSETS                                   $  2,824,487         100.00%
                                                ============   ============

UST Private Equity Investors Fund, Inc.
Portfolio of Investments (Liquidation Basis)

                                                     October 31, 2003
                                                ---------------------------
PORTFOLIO STRUCTURE
-------------------
   PRIVATE INVESTMENT FUNDS                     $  1,658,057          58.70%
   PRIVATE COMPANIES                                      --           0.00%
   SHORT-TERM INVESTMENTS:
      AGENCY OBLIGATIONS                           1,099,884          38.93%
      INVESTMENT COMPANIES                            30,822           1.09%
                                                ------------   ------------
   TOTAL INVESTMENTS                               2,788,763          98.72%
   OTHER ASSETS & LIABILITIES (NET)                   36,255           1.28%
                                                ------------   ------------
   NET ASSETS                                   $  2,825,018         100.00%
                                                ============   ============

UST Private Equity Investors Fund, Inc.
Portfolio of Investments October 31, 2003 (Liquidation Basis)

 Principal                                                       Acquisition
  Amount                                                            Date##       Value (Note 1)
-----------                                                     --------------   --------------
                       AGENCY OBLIGATIONS -- 38.93%
$ 1,100,000  Federal Home Loan Bank Discount Notes, 0.95%,
             11/05/03 (Cost $1,099,884)                                          $    1,099,884
                                                                                 --------------
Percentage
  Owned
----------
                 PRIVATE INVESTMENT FUNDS #, @ -- 58.70%
      3.88%  Allegra Capital Partners III,
             LP (Cost $1,069,666)                               03/96 to 04/00          106,237
      1.03%  Brentwood Associates Buyout Fund II,
             LP (Cost $986,605)                                 01/96 to 04/00          197,863
      0.53%  Bruckmann, Rosser, Sherrill & Co.,
             LP (Cost $961,263)                                 12/95 to 04/00          885,000
      1.16%  Morgenthaler Venture Partners IV,
             LP (Cost $647,935)                                 12/95 to 04/00          143,262
      1.81%  Sevin Rosen Fund V, LP (Cost $1,722,502)           04/96 to 04/00          195,332
      2.45%  Vanguard V, LP (Cost $1,484,045)                   05/96 to 02/99          130,363
                                                                                 --------------
             TOTAL PRIVATE INVESTMENT FUNDS (Cost $6,872,016)                         1,658,057
                                                                                 --------------
  Shares
----------
                    PRIVATE COMPANIES #, @, -- 0.00%
                         Common Stocks -- 0.00%
                         Medical Devices -- 0.00%
   550,758   Cardiopulmonary Corp.                              11/96 to 07/98               --
                                                                                 --------------
             TOTAL PRIVATE COMPANIES (Cost $2,150,000)                                       --
                     INVESTMENT COMPANIES -- 1.09%
    30,822   Dreyfus Government Cash Management Fund
             (Cost $30,822)                                                              30,822
                                                                                 --------------
TOTAL INVESTMENTS (Cost $10,152,722) -- 98.72%                                        2,788,763
OTHER ASSETS & LIABILITIES (NET) -- 1.28%                                                36,255
                                                                                 --------------
NET ASSETS -- 100.00%                                                            $    2,825,018
                                                                                 --------------

----------

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

UST Private Equity Investors Fund, Inc.
Statements of Assets and Liabilities

                                                     January 31,
                                                        2004       October 31,
                                                     Liquidation      2003
                                                        Basis      Liquidation
                                                     (Unaudited)      Basis
                                                    -------------  ------------
ASSETS:
   Investments in unaffiliated issuers, at value
    (Cost $0 and $8,002,722, respectively)          $          --  $  2,788,763
   Investments in affiliates, at value (Cost $0
    and $2,150,000, respectively                               --            --
                                                    -------------  ------------
   Investments, at value (Cost $0 and $10,152,722,
    respectively)(Note 1)                                      --     2,788,763
   Cash                                                 2,826,360        86,455
   Receivable from investment adviser (Note 2)                 --       172,851
   Interest receivable                                         --            24
   Prepaid expenses                                            --            88
                                                    -------------  ------------
      Total Assets                                      2,826,360     3,048,181
LIABILITIES:
   Professional fees payable                                   --       126,104
   Directors' fees payable (Note 2)                            --        66,000
   Management fees payable (Note 2)                            --         7,277
   Administration fees payable (Note 2)                        --         1,076
   Accrued expenses                                         1,873        22,706
                                                    -------------  ------------
      Total Liabilities                                     1,873       223,163
                                                    -------------  ------------
NET ASSETS                                            $ 2,824,487  $  2,825,018
                                                    =============  ============
NET ASSETS consist of:
   Undistributed net investment loss                $        (532) $         --
   Accumulated net realized loss on investments       (13,312,226)   (5,948,268)
   Net unrealized depreciation on investments                  --    (7,363,959)
   Par value                                                  405           405
   Paid-in capital in excess of par value              16,136,840    16,136,840
                                                    -------------  ------------
Total Net Assets                                    $   2,824,487  $  2,825,018
                                                    =============  ============
   Shares of Common Stock Outstanding
    ($0.01 par value, 100,000  Authorized)                 40,463        40,463
                                                    =============  ============
NET ASSET VALUE PER SHARE                           $       69.80  $      69.82
                                                    =============  ============

               Notes to Financial Statements are an integral part
                         of these Financial Statements.

UST Private Equity Investors Fund, Inc.
Statements of Operations (Unaudited)

                                                        Three Months Ended
                                                            January 31,
                                                        2004
                                                    (Liquidation
                                                        Basis)         2003
                                                    -------------  ------------
INVESTMENT INCOME:
Interest income                                     $       2,151  $      2,841
Dividend income                                                63           298
                                                    -------------  ------------
   Total Investment Income                                  2,214         3,139
                                                    -------------  ------------
EXPENSES:
Professional fees                                         (15,300)       20,453
Directors' fees and expenses (Note 2)                      12,000        15,123
Administration fees (Note 2)                                2,417         2,934
Printing fees                                              (2,047)        5,193
Insurance expense                                           1,859           731
Postage and mailing expenses                                2,383            --
Filing fees                                                   631            --
Travel expenses                                               468            --
Custodial fees                                                260           252
Managing investment adviser fees (Note 2)                      --        11,989
Miscellaneous expenses                                         75           379
                                                    -------------  ------------
   Total Expenses                                           2,746        57,054
Expenses reimbursed by Managing Investment
 Adviser (Note 2)                                              --       (37,844)
                                                    -------------  ------------
   Net Expenses                                             2,746        19,210
                                                    -------------  ------------
NET INVESTMENT LOSS                                          (532)      (16,071)
                                                    -------------  ------------
REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS:
Net realized gain (loss) on unaffiliated
 investments                                           (7,363,958)        2,902
Change in unrealized appreciation (depreciation)
 on investments                                         7,363,959       (14,007)
                                                    -------------  ------------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
 INVESTMENTS                                                    1       (11,105)
                                                    -------------  ------------
NET DECREASE IN NET ASSETS RESULTING FROM
 OPERATIONS                                         $        (531) $    (27,176)
                                                    =============  ============

              Notes to Financial Statements are an integral part of
                          these Financial Statements.

UST Private Equity Investors Fund, Inc.
Statements of Changes in Net Assets (Unaudited)

                                                    Three Months Ended
                                                        January 31,
                                                    2004           2003
                                                (Liquidation
                                                   Basis)
                                                ------------   ------------
OPERATIONS:
Net investment loss                             $       (532)  $    (16,071)
Net realized gain (loss) on investments           (7,363,958)         2,902
Net change in unrealized appreciation
 (depreciation) on investments                     7,363,959        (14,007)
                                                ------------   ------------
Net decrease in net assets resulting from
 operations                                             (531)       (27,176)
                                                ------------   ------------
Net decrease in net assets                              (531)       (27,176)
NET ASSETS:
Beginning of period                                2,825,018      3,980,977
                                                ------------   ------------
End of period (including accumulated net
 investment loss of $(532) and $(16,071),
 respectively                                   $  2,824,487   $  3,953,801
                                                ============   ============


           Notes to Financial Statements are an integral part of these
                              Financial Statements.

UST Private Equity Investors Fund, Inc.
Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                        January 31,
                                                    2004
                                                (Liquidation
                                                   Basis)          2003
                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting
    from operations                             $       (531)  $    (27,176)
      Adjustments to reconcile net decrease in
       net assets resulting from operations to
       net cash provided by operating
       activities:
         Net change in unrealized
          (appreciation) depreciation on
          investments                             (7,363,959)        14,007
         Net change in short-term investments      1,130,706       (693,246)
         Proceeds from sales of investments
          and distributions received from
          private investment funds                 1,658,058        389,050
         Net realized loss (gain) on
          investments                              7,363,958         (2,902)
         Decrease in interest receivable                  24            234
         Decrease in receivable from
          investment adviser                         172,851        439,409
         Decrease in prepaid insurance                    88            731
         Decrease directors' fees payable            (66,000)       (45,204)
         Decrease management fees payable             (7,277)        (1,039)
         Decrease in other expenses payable         (148,013)       (56,819)
                                                ------------   ------------
            Net cash provided by operating
             activities                            2,739,905         17,045
                                                ------------   ------------
            Net increase in cash                   2,739,905         17,045
                                                ------------   ------------
               Cash at beginning of period            86,455             --
                                                ------------   ------------
               Cash at end of period            $  2,826,360   $     17,045
                                                ============   ============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

UST Private Equity Investors Fund, Inc.
Financial Highlights--Selected Per Share Data and Ratios (Unaudited)

Per Share Operating Performance (1)

                                                Three Months
                                                   Ended
                                                 January 31,   Three Months
                                                   2004           Ended
                                                (Liquidation    January 31,
                                                   Basis)          2003
                                                ------------   ------------
NET ASSET VALUE, BEGINNING OF PERIOD            $      69.82   $      98.39
INCOME FROM INVESTMENT OPERATIONS:
      Net investment loss.                             (0.02)         (0.40)
      Net realized and unrealized loss on
       investments                                        --          (0.28)
                                                ------------   ------------
         Total from investment operations              (0.02)         (0.68)
                                                ------------   ------------
   NET ASSET VALUE, END OF PERIOD               $      69.80   $      97.71
                                                ============   ============
   TOTAL NET ASSET VALUE RETURN(3),(4),(6)             (0.03)%        (0.68)%
Ratios and supplemental data:
   Net assets, end of period (thousands)        $      2,824   $      3,954
   Ratios to average net assets (2),(6)
      Gross expenses                                    0.39%          5.75% (5)
      Net expenses                                      0.39%          1.94%
      Net investment loss                              (0.08)%        (1.62)%
   Portfolio turnover rate (3)                          0.00%          0.00%
(1)  For a share outstanding throughout the period
(2)  Annualized
(3)  Not annualized
(4) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore, market value total investment return is not presented
(5) Expense ratio before waiver of fees and reimbursement of expenses by Managing Investment Adviser
(6) Annualized. See Note 5 for discussion of expense reversals in the quarter ended January 31, 2004

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

                     UST PRIVATE EQUITY INVESTORS FUND, INC.

                          NOTES TO FINANCIAL STATEMENTS

                          January 31, 2004 (Unaudited)

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

     As a result of the Board of Directors adopting the Plan of Liquidation on October 22, 2003, the Company adopted the liquidation basis of accounting as of October 31, 2003. See Note 5 - Plan of Liquidation and Dissolution. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated fair value and settlement amounts. Accordingly, the portfolio of investments as of October 31, 2003 and the statement of assets and liabilities as of October 31, 2003 and January 31, 2004 reflect assets and liabilities based on their estimated fair values and estimated settlement amounts. Changes in the estimated liquidation value of assets and liabilities subsequent to October 31, 2003 will be recognized in the period in which such changes are known.

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

          On December 3, 2003, the Company sold its remaining interest in the Private Investment Fund Bruckmann, Rosser, Sherrill & Co., LP ("BRS") back to BRS. BRS repurchased the Company's interest in BRS for $885,000 and assumed all of the Company's commitments with respect to its investment in BRS. The Company reflected the value of this investment on the October 31, 2003 Portfolio of Investments at this $885,000 sales price. On December 5, 2003, the Company sold its remaining interest in Cardiopulmonary Corp. for one dollar to an unrelated third party.

          The Company executed a "Purchase and Sale Agreement" on October 22, 2003 to sell its Private Investment Fund interests to Landmark Equity Partners X, L.P. and Landmark IAM Partnership, L.P (the "Purchasers"). This Purchase and Sale Agreement was amended (the "Agreement") to reflect the impact of the December 3, 2003 sale of BRS. The sales price under the Agreement is $832,000, with a reduction for any distributions received by the Company subsequent to June 30, 2003 from the five remaining Private Investment Funds. The Company received distributions totaling $58,944 from the five remaining Private Investment Funds from July 1, 2003 through October 31, 2003, resulting in an adjusted sales price of $773,056. The Company reflected this adjusted sales price as the estimated fair value of the remaining five Private Investment Funds as of October 31, 2003 and has allocated this value among each of the five individual Private Investment Funds based upon their respective valuations at June 30, 2003. The Purchasers are not related parties to the Company.

          The Agreement was approved at a meeting of share holders held on January 21, 2004. See Note 5 - Plan of Liquidation and Dissolution. The Company subsequently liquidated the five remaining Private Investment Funds on January 21, 2004 and received cash in the amount of $773,056 from the Purchasers.

          At October 31, 2003, market quotations were not readily available for securities valued at $1,658,057 or 58.70% of net assets. Such securities were valued by the Managing Investment Adviser, under the supervision of the Board of Directors. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          Dividends from net investment income are declared and paid at least annually. Any net realized capital gains, unless offset by any available capital loss carryforwards, are distributed to shareholders at least annually. Dividends and distributions are determined in accordance with federal income tax regulations that may differ from generally accepted accounting principles. These "book/tax" differences are either considered temporary or permanent and may be reclassified within the capital accounts based on their federal tax basis treatment. At October 31, 2003, the Company has reclassified certain amounts of net investment loss and net realized loss on investments to paid-in capital due to net operating losses and investment partnership adjustments.

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

          The tax character of distributions paid may differ from the character of distributions shown on the statement of changes in net assets due to tax treatment of certain distributions. No distributions were made in the quarters ended January 31, 2004 or January 31, 2003.

          The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2003 and January 31, 2004, the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2003 and January 31, 2004, and therefore the Company's unrealized gain or loss on a tax basis. The cost basis for federal tax purposes of Company shares owned by its shareholders is determined separately based upon previous Company distributions and is not affected by the delay in receiving information from the Private Investment Funds. At October 31, 2003 cost and unrealized loss for federal tax purposes of the Private Companies both were $2,150,000. At October 31, 2003, the cost of the U.S. Treasury Obligations and Investment Companies was $1,099,884 and $30,822, respectively, both resulting in no unrealized gain or loss.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

          Prior to June 1, 2003, and pursuant to an Investment Management Agreement ("Agreement"), United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company ("U.S. Trust") served as the Managing Investment Adviser to the Company. Under the Agreement, for the services provided, the Managing Investment Adviser is entitled to receive a management fee at the annual rate of 1.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested or committed to be invested in Private Companies or Private Investment Funds and equal to an annual rate of 0.50% of the net assets of the Company, determined as of the end of each fiscal quarter, that are invested in short-term investments and are not committed to Private Companies or Private Investment Funds. Prior to June 1, 2003, and pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust NY, U.S. Trust and U.S. Trust Company, N.A., U.S. Trust Company, N.A. served during the reporting period as the investment sub-adviser to the Company and received an investment management fee from the Managing Investment Adviser. As of January 31, 2004 and October 31, 2003, $0 and $7,277, respectively, were payable to the Managing Investment Adviser. Based on the composition of net assets at January 31, 2004, there were no management fees earned by the Managing Investment Adviser for the quarter then ended.

          In addition to the management fee, the Company has agreed to pay the Managing Investment Adviser an incentive fee in an amount equal to 10% of the cumulative realized capital gains (net of realized capital losses and unrealized net capital depreciation), less the aggregate amount of incentive fee payments in prior years. If the amount of the incentive fee in any year is a negative number, or cumulative net realized gains less net unrealized capital depreciation at the end of any year is less than such amount calculated at the end of the previous year, the Managing Investment Adviser will be required to repay the Company all or a portion of the incentive fee previously paid. During the period ended January 31, 2004 and the year ended October 31, 2003, the Company recouped $0, and $0, respectively, of incentive fees which had been paid by the Company to the Managing Investment Adviser in prior years.

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

          The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42% of the Company's average net assets, and will waive or reimburse, exclusive of management fees, all such expenses with respect to that portion of the Company's net assets, determined as of the end of each fiscal quarter, that is invested in short-term investments. This reimbursement amounted to $0 and $37,844 for the periods ended January 31, 2004 and January 31, 2003, respectively.

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

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the period ended January 31, 2004, and January 31, 2003 were as follows:

Period Ended                     Proceeds
 January 31,   Purchases ($)   Received ($)
------------   -------------   ------------
    2004                  --      1,658,058
    2003                  --        389,050

Note 4 -- Transactions with Affiliated Portfolio Companies

          An affiliated company is a company in which the Company has ownership of over 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the period ended January 31, 2004 and January 31, 2003. Transactions with companies, which are or were affiliates, were as follows:

                                                                       For the Period Ended January 31, 2004

                                                                                                        Shares
                                Shares Held                                                             Held at   Cumulative
                                at October    October 31,    Conversion        Sale       Realized     January      Value
Name of Investment               31, 2003     2003 Value    Acquisitions     Proceeds    Gain (Loss)   31, 2004    (Note 1)
---------------------------------------------------------   ------------   -----------   -----------------------------------
Affiliated Companies
Cardiopulmonary Corp., Inc.,
 Common Stock                       550,758   $        --   $         --      $      1   $ 2,149,999         --   $       --
                                              ------------------------------------------------------              ----------
   Total Affiliated Companies                 $        --   $         --      $      1   $ 2,149,999              $       --


                                                                       For the Period Ended January 31, 2003

                                                                                                        Shares
                                Shares Held                                                             Held at   Cumulative
                                at October    October 31,    Conversion    Conversion     Realized     January      Value
Name of Investment               31, 2002     2002 Value    Acquisitions   Disposition   Gain (Loss)   31, 2003    (Note 1)
---------------------------------------------------------   ------------   -----------   -----------------------------------
Affiliated Companies
Cardiopulmonary Corp.,Inc.,
 Series D Preferred                 515,464   $        --   $         --   $        --   $        --    515,464   $       --
Cardiopulmonary Corp.,Inc.,
 Series F Preferred                  35,294            --             --            --            --     35,294           --
                                              -----------   ----------------------------------------------------------------
   Total Affiliated Companies                 $        --   $         --   $        --   $        --              $       --

Note 5 -- Plan of Liquidation and Dissolution

     The Company held a Special Meeting of Shareholders on December 23, 2003 for the purpose of seeking shareholder approval of the Purchase and Sale Agreement (the "Agreement" -- see Note 1(a)) and a Plan of Liquidation and Dissolution (the "Plan"). The Agreement and Plan must be approved by a shareholder vote of at least two-thirds of the Company's shares issued and outstanding. Under the Plan, the Company will liquidate its assets, make a provision for the satisfaction of its remaining obligations, and make a final liquidating distribution to its shareholders. At the December 23, 2003 Special Meeting of Shareholders, 53% of the outstanding shares of the company were represented by proxy vote. Therefore, the Special Meeting of Shareholders was adjourned until January 21, 2004 in order to permit the further solicitation of proxy votes. At the January 21, 2004 Special Meeting of Shareholders, the required number of votes were obtained and the Agreement and Plan were approved. As of January 31, 2004, the Company liquidated its remaining assets, was in the process of satisfying its remaining obligations, and intends to make a final liquidating distribution to shareholders.

     The Company has reflected in the October 31, 2003 financial statements accrued liquidation expenses of $65,000 which were estimated to be incurred as part of its implementation of the Plan. The liquidation expenses were reimbursed to the Company by the Managing Investment Adviser as part of the voluntary reimbursement described in Note 2. Negative professional fees and printing fees in the statement of operations relate to the reversal of accruals estimated in connection with the liquidation of the Company. In the absence of these reversals, the gross expense, net expense, and net investment loss ratios would be 2.85%, 2.85%, and (2.54)%, respectively. The total net asset value return would be (0.63)%.

Note 6 -- Subsequent Event

     On February 17, 2004, the Company made a final liquidating distribution to shareholders in the amount of $2,825,935.92, or $69.84 per share.

                     Independent Accountants' Review Report

To the Shareholders and Board of Directors of UST Private Equity Investors Fund, Inc.

We have reviewed the accompanying statement of assets and liabilities of UST Private Equity Investors Fund, Inc. ("the Company"), as of January 31, 2004, and the related statements of operations, changes in net assets, cash flows, and the financial highlights for the three-month periods ended January 31, 2004 and 2003. These financial statements and financial highlights are the responsibility of the Fund's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As discussed in Notes 1 and 5 to the financial statements, the Company's Board of Directors and shareholders approved the liquidation of the Company. As a result, the company has changed its basis of accounting as of October 31, 2003 from a going concern basis to a liquidation basis.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements and financial highlights referred to above for them to be in conformity with liquidation basis accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities (liquidation basis), including the portfolio of investments (liquidation basis), as of October 31, 2003, and the related statements of operations, changes in net assets and cash flows, and, financial highlights for the year then ended (not presented herein) and in our report dated January 6, 2004, we expressed an unqualified opinion on those financial statements and financial highlights.

                                ERNST & YOUNG LLP

Boston, Massachusetts
March 12, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three-month Period Ended January 31, 2004 as Compared to the Similar Period in 2003

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the three-month periods ended January 31, 2004 and 2003, the Company had a net realized gain/(loss) on security transactions of ($7,363,958) and $2,902, respectively. For the three-month periods ended January 31, 2004 and 2003, the Company had a net change in unrealized appreciation/(depreciation) on investments of $7,363,959 and ($14,007), respectively. The realized loss for the period ended January 31, 2004 was due to the completion of the sale on January 21, 2004 of all of the non-cash assets of pursuant to a Purchase and Sale Agreement and a Plan of Liquidation and Dissolution adopted by the Board of Directors of the Company. The Company made a final liquidating distribution to shareholders in the amount of $2,825,935.92, or $69.84 per share, on February 17, 2004. The net change in unrealized appreciation/(depreciation) for the period ended January 31, 2004 was due to a reversal of unrealized depreciation as a result of the fact that the Company's remaining assets were sold at a loss. The realized gain for the period ended January 31, 2003 was the result of a final distribution received from the Company's investment in CommSite International. The net change in unrealized appreciation/(depreciation) for the period ended January 31, 2003 was due to the disposition of the Company's entire investment portfolio.

Investment Income and Expenses

     For the three-month period ended January 31, 2004, the Company had investment income of $2,214 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser (as defined below) of $2,746, resulting in a net investment loss of ($532) as compared to investment income of $3,139 and net operating expenses, net of expenses reimbursed by the Managing Investment Adviser of $19,210 resulting in a net investment loss of ($16,071) for the three-month period ended January 31, 2003. Net expenses declined as management advisory fees were not paid during the period and professional fees accrued in a prior period were subsequently reversed due to the fact that the Company wound down its operations and satisfied its remaining obligations.

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

     For the three-month periods ended January 31, 2004 and 2003, the Managing Investment Adviser earned $0 and $11,989 in management advisory fees, respectively. The Managing Investment Adviser has voluntarily agreed to waive or reimburse other operating expenses of the Company, exclusive of management fees, to the extent they exceed 0.42%, on an annual basis, of the Company's average net assets. For the three-month periods ended January 31, 2004 and 2003, the Managing Investment Adviser reimbursed other operating expenses of the Company in the amounts of $0 and $37,844, respectively, as a result of expenses incurred in excess of these limits. The Company completed the sale and the disposition of all of its non-cash assets on January 21, 2004 and therefore, management advisory fees were not accrued during the period ending January 31, 2004. The Company did not incur expenses in excess of the amount permitted during the period and therefore, there was no expense reimbursement accrued for the period ended January 31, 2004.

Net Assets

     At January 31, 2004, the Company's net assets were $2,824,487 or a net asset value per common share of $69.80, down $0.02 per share from a net asset value per common share of $69.82 at October 31, 2003. This represents a decrease of $531 from net assets of $2,825,018 at October 31, 2003. This decrease is principally the result of operating expenses of $2,746 exceeding investment income of $2,214.

Liquidity and Capital Resources

     The Company completed the sale and the disposition of all of its non-cash assets on January 21, 2004, satisfied its remaining obligations, and made a final liquidating distribution of $69.84 per share to shareholders on February 17, 2004.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent directors of the Company, the Managing Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition. At October 31, 2003, private portfolio investments represented 58.7% of the Company's net assets. The Company completed the sale and the disposition of all of its non-cash assets on January 21, 2004 and therefore, at January 31, 2004, made no estimates with respect to the valuation of private portfolio investments.

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

     On December 3, 2003, the Company sold its remaining interest in the Private Investment Fund, Bruckmann, Rosser, Sherrill & Co., LP ("BRS"), back to BRS. BRS repurchased the Company's interest in BRS for $885,000 and assumed all of the Company's commitments with respect to its investment in BRS. The Company has reflected the value of this investment on the October 31, 2003 Portfolio of Investments at this $885,000 sales price. On December 5, 2003, the Company sold its remaining interest in Cardiopulmonary Corp. for one dollar to an unrelated third party. The Company executed a "Purchase and Sale Agreement" on October 22, 2003 to sell its remaining five private investment fund interests to Landmark Equity Partners X, L.P. and Landmark IAM Partnership, L.P (the "Purchasers"). This Purchase and Sale Agreement was amended (the "Agreement") to reflect the impact of the December 3, 2003 sale of BRS. The sales price under the Agreement is $832,000, with a reduction for any distributions received by the Company subsequent to June 30, 2003 from these private investment funds. The Company has received distributions totaling $58,944 from these private investment funds from July 1, 2003 through October 31, 2003, resulting in an adjusted sales price of $773,056. The Company has reflected this adjusted sales price as the estimated fair value of the remaining five private investment funds and has allocated this value among each of the five individual Private Investment Funds based upon their respective valuations prior to execution of the Agreement. The Purchasers are not related parties to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     At January 31, 2004, the Company held no investments in the equity securities of public companies or private investment funds. At October 31, 2003, the Company's investment portfolio consisted of equity securities and private investment funds, representing 58.7% of the Company's net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Managing Investment Adviser in accordance with valuation guidelines adopted by the Board of Directors. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets.

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2004 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

          (a) A special meeting of the shareholders of the Company was held on January 21, 2004, at the offices of United States Trust Company of New York (the "Special Meeting').

          (b) Not Applicable.

          (c) At the Special Meeting the holders of 28,371 shares of the Company, which represented more than two- thirds of all the votes entitled to be cast at the Special Meeting, voted in favor of (i) the sale and the disposition of substantially all of the Company's non-cash assets pursuant to the terms of a Purchase and Sale Agreement, dated as of October 22, 2003, by and among the Company, Landmark Equity Partners X, L.P. ("LEX") and Landmark IAM Partnership, L.P. ("Landmark IAM, and together with LEX, collectively referred to as "Landmark"), the Company sold all of its investment interests in Allegra Capital Partners III, L.P., Brentwood Associates Buyout Fund II, L.P., Morgenthaler Venture Partners IV, L.P., Sevin Rosen Fund V, L.P. and Vanguard V, L.P, to Landmark for a cash purchase price payment of $773,056.23; and (ii) the liquidation and dissolution of the Company pursuant to the terms of a Plan of Liquidation and Dissolution. A total of 520 shares abstained from the vote and no shares were voted in the negative.

          (d) Not Applicable.

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

        31.3 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)     Reports on Form 8-K.

        A Form 8-K was filed with the Securities and Exchange Commission on February 5, 2004 to report the sale and disposition of substantially all of the Company's non-cash assets and the approval by the stockholders of the Company's liquidation and dissolution.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UST PRIVATE EQUITY INVESTORS FUND,
                                          INC.


Date: March 16, 2004                      By: /s/ David I. Fann
                                             -----------------------------------
                                              David I. Fann
                                              Co-Chief Executive Officer


Date: March 16, 2004                      By: /s/ Douglas A. Lindgren
                                             -----------------------------------
                                              Douglas A. Lindgren
                                              Co-Chief Executive Officer


Date: March 16, 2004                      By: /s/ Robert F. Aufenanger
                                             -----------------------------------
                                              Robert F. Aufenanger
                                              Treasurer
                                              (Principal Financial Officer)